Form 10-Q
period 1994-12-31
VIKING OFFICE PRODUCTS INC
filed 1995-02-10
CIK 859303

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 0-18237
                       -------

                         VIKING OFFICE PRODUCTS, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          California                                     95-2082946
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                          13809 South Figueroa Street
                         Los Angeles, California 90061
                   ---------------------------------------
                   (Address of Principal Executive Offices)

                                  (Zip Code)

                                (213) 321-4493
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)


             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO
    -   --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             CLASS                 OUTSTANDING AT FEBRUARY 6, 1995
             -----                 -------------------------------

         Common Stock                         40,521,969

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                         VIKING OFFICE PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                   ASSETS

                                                                                December 31, 1994       June 24, 1994
                                                                                -----------------       -------------
                                                                                   (unaudited)
Current assets:
   Cash and cash equivalents.................................................     $ 19,112                  $ 25,609
   Short-term investments....................................................       31,121                    22,921
   Accounts receivable, net..................................................       78,239                    65,079
   Merchandise inventories...................................................       57,977                    45,298
   Prepaid catalog costs.....................................................        7,804                    10,929
   Prepaid expenses and other current assets.................................        1,867                     2,068
          Total current assets ..............................................     --------                  --------
                                                                                   196,120                   171,904
Property, plant, equipment and improvements, net.............................       35,424                    23,172

Other assets:
   Notes receivable, deposits and other......................................        1,590                     1,350
   Intangible assets, net....................................................       30,336                    30,794
                                                                                  --------                  --------
          Total other assets.................................................       31,926                    32,144
                                                                                  --------                  --------

            Total assets.....................................................     $263,470                  $227,220
                                                                                  ========                  ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses.....................................     $ 66,302                  $ 61,006
   Sales and value added taxes payable.......................................        1,233                     2,153
   Taxes on income...........................................................       21,075                    13,522
                                                                                  --------                  --------
          Total current liabilities..........................................       88,610                    76,681

Deferred income taxes........................................................          307                       307

Stockholders' equity:
   Common stock..............................................................       87,923                    84,706
   Retained earnings.........................................................       94,702                    75,145
   Unamortized value of long-term incentive stock grant......................       (8,092)                   (8,416)
   Cumulative foreign currency translation adjustment........................           20                    (1,203)
                                                                                  --------                  --------
          Total stockholders' equity.........................................      174,553                   150,232
                                                                                  --------                  --------
            Total liabilities and stockholders' equity.......................     $263,470                  $227,220
                                                                                  ========                  ========

                          VIKING OFFICE PRODUCTS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                              Three Months Ended                   Six Months Ended
                                                                 December 31,                        December 31,
                                                           ------------------------              -----------------------
                                                                 (unaudited)                          (unaudited)
                                                             1994            1993                  1994           1993
                                                           ------------------------              -----------------------
Revenues..............................................     $189,160        $133,117              $371,552       $262,953

Cost of goods sold, including delivery................      126,098          86,729               245,816        171,259
                                                           --------        --------              --------       --------

Gross profit..........................................       63,062          46,388               125,736         91,694

Selling, general and administrative expenses..........       50,090          36,865                97,712         71,597
                                                           --------        --------              --------       --------

Operating income......................................       12,972           9,523                28,024         20,097

Other income..........................................        1,794           1,071                 3,393          2,179

Interest expense......................................           59              45                    81             77
                                                           --------        --------              --------       --------

Income before taxes on income.........................       14,707          10,549                31,336         22,199

Taxes on income.......................................        5,467           4,314                11,779          9,238
                                                           --------        --------              --------       --------

Net income............................................     $  9,240        $  6,235              $ 19,557       $ 12,961
                                                           ========        ========              ========       ========

Net income per share..................................     $    .22        $    .15              $    .46       $    .31
                                                           ========        ========              ========       ========

Common and common equivalent shares outstanding.......       42,705          42,200                42,590         41,920
                                                           ========        ========              ========       ========

                         VIKING OFFICE PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                             Six Months Ended
                                                               December 31,
                                                           --------------------
                                                                (unaudited)
                                                              1994       1993
                                                           ---------- ---------
Cash flows from operating activities:
  Cash received from customers............................  $ 354,431 $ 254,217
  Cash paid to suppliers and employees....................   (338,383) (237,992)
  Interest received ......................................      1,002       577
  Interest paid...........................................        (76)      (77)
  Income taxes paid.......................................     (4,158)   (3,674)
                                                            --------- ---------
     Net cash provided by operating activities ...........     12,816    13,051

Cash flows from investing activities:
  Capital expenditures....................................    (14,634)   (5,406)
  Short term investments..................................     (8,200)  (10,033)
  Proceeds from sale of fixed assets......................         --        14
  Issuance of notes receivable and other .................       (229)     (116)
                                                            --------- ---------
     Net cash used in investing activities ...............    (23,063)  (15,541)

Cash flows from financing activities:
  Proceeds from issuance of stock.........................      3,220     1,468
                                                            --------- ---------
     Net cash provided by financing activities.............     3,220     1,468

Effect of exchange rate changes on cash...................        530      (329)
                                                            --------- ---------
Net decrease in cash and cash equivalents.................     (6,497)   (1,351)

Cash and cash equivalents, beginning of period............     25,609    26,089
                                                            --------- ---------
Cash and cash equivalents, end of period..................  $  19,112 $  24,738
                                                            ========= =========
Reconciliation of net income to net cash provided by
operating activities:
   Net income.............................................. $  19,557 $  12,961
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization.........................     3,488     2,342
     Loss on sale of fixed assets..........................        30       395
     Provision for doubtful accounts and customer returns..     5,102     4,195
     Deferred taxes on income..............................         0       450
     Increase in accounts receivable.......................   (18,046)   (7,537)
     Increase in inventories...............................   (12,249)   (9,096)
     Decrease in prepaid expenses and other current assets.     3,119     1,609
     Increase in accounts payable and accrued expenses.....    11,815     7,732
                                                            --------- ---------
        Total adjustments..................................    (6,741)       90
                                                            --------- ---------
Net cash provided by operating activities.................. $  12,816 $  13,051
                                                            ========= =========

                         VIKING OFFICE PRODUCTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (UNAUDITED)

1.   FINANCIAL STATEMENTS:

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended June 24, 1994.

     The June 24, 1994 condensed consolidated balance sheet was derived from the audited consolidated balance sheet at June 24, 1994, which was incorporated by reference in the Company's Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

  The following table shows, for the periods indicated, the percentage relationships to revenues of items included in the Condensed Consolidated Statements of Income and the percentage changes in the dollar amounts of such items from period to period.

                                                                  Percent Increase
                                                                 ------------------
                      Three Months Ended    Six Months Ended     3 Months  6 Months
                         December 31,          December 31,      --------  --------
                      ------------------    -----------------    1994 vs.  1994 vs.
                        1994       1993       1994      1993       1993      1993
                      ------------------    -----------------    ------------------
Revenues.............   100.0%     100.0%     100.0%    100.0%     42.1%     41.3%
Cost of goods
  sold, including
  delivery ..........    66.7       65.2       66.2      65.1      45.4      43.5
                        -----      -----      -----     -----
Gross profit ........    33.3       34.8       33.8      34.9      35.9      37.1
Selling, general and
  administrative
  expenses .........     26.4       27.7       26.3      27.2      35.9      36.5
                        -----      -----      -----     -----
Operating income....      6.9        7.1        7.5       7.7      36.2      39.4
Other income........      0.9        0.8        0.9       0.7      67.5      55.7
Interest expense....      0.0        0.0        0.0       0.0      31.1       5.2
                        -----      -----      -----     -----
Income before
  taxes on income ..      7.8        7.9        8.4       8.4      39.4      41.2
Taxes on income.....      2.9        3.2        3.2       3.5      26.7      27.5
                        -----      -----      -----     -----
Net income..........      4.9%       4.7%       5.2%      4.9%     48.2      50.9
                        =====      =====      =====     =====


THREE MONTHS ENDED DECEMBER 31, 1994 COMPARED TO THE THREE MONTHS ENDED
- -----------------------------------------------------------------------
DECEMBER 31, 1993.
- ------------------

     Revenues for the three months ended December 31, 1994, increased by $56.0 million, 42.1% over the comparable period of the prior year. Of this increase, $12.9 million was attributable to United States operations, $36.6 million was attributable to European operations and $6.5 million was attributable to Viking's Australian division, which began sales in November 1993. The European operations include cross-border sales into Belgium beginning in May 1994, sales into Luxembourg and the Republic of Ireland beginning in September 1994, and sales into the Netherlands beginning in November 1994. On a company-wide basis, during the three months ended December 31, 1994, the number of catalogs mailed increased 33.0%, the number of customers who purchased products increased 28.3% and the average revenue per customer increased by 10.7% compared to the comparable period of the prior year.

     Gross profit for the three months ended December 31, 1994 increased by $16.7 million or 35.9% over the comparable period of the prior year. As a percentage of revenues, gross profit decreased from 34.8% in the three months ended December 31, 1993 to 33.3% in the three months ended December 31, 1994. The decrease in the gross profit margin is primarily attributable to lower margins associated with the Company's entry into new markets in Belgium, Luxembourg, the Republic of Ireland and the Netherlands. Gross margin was also lower in the United Kingdom as a result of the promotion of the new same day delivery program and the reduction of the minimum order required for free delivery from (Pounds)50 to (Pounds)30.

     Selling, general, and administrative expenses for the three months ended December 31, 1994, increased by $13.2 million, or 35.9% over the comparable period of the prior year. As a percentage of revenues, these expenses decreased from 27.7% in the three months ended December 31, 1993 to 26.4% in the three months ended December 31, 1994. This percentage decrease is primarily due to the Company achieving certain economies of scale in its largest branches and in general and administrative expenses.

     Other income for the three months ended December 31, 1994 increased by $723,000 or 67.5% over the comparable period of the prior year. The increase was attributable to cash discounts received on higher European inventory purchases, and to higher investment income due to higher invested balances and interest rates.

     Taxes on income for the three months ended December 31, 1994 increased by $1.2 million due to higher pretax earnings. The estimated effective tax rate decreased from 40.9% for the three months ended December 31, 1993 to 37.2% for the current period. This decrease was primarily attributable to non-deductible losses incurred in France in the prior year and the utilization of available operating loss carryforwards in France.

SIX MONTHS ENDED DECEMBER 31, 1994 COMPARED TO THE SIX MONTHS ENDED
- -------------------------------------------------------------------
DECEMBER 31, 1993.
- ------------------

     Revenues for the six months ended December 31, 1994, increased by $108.6 million, or 41.3%, over the comparable period of the prior year. Of this increase, $28.2 million was attributable to United States operations, $63.9 million was attributable to European operations and $16.5 million was attributable to Viking's Australian division, which began sales in November, 1993. On a company-wide basis, during the six months ended December 31, 1994, the number of catalogs mailed increased 33.1%, the number of customers who purchased products increased 27.0% and the average revenue per customer increased approximately 11.4% versus the comparable period of the prior year.

     Gross profit for the six months ended December 31, 1994 increased by $34.0 million or 37.1% over the comparable period of the prior year. As a percentage of revenues, gross profit decreased from 34.9% in the six months ended
December 31, 1993 to 33.8% in the six months ended December 31, 1994. The decrease in the gross profit margin is primarily attributable to lower margins associated with the Company's entry into new markets in Belgium, Luxembourg, the Republic of Ireland and the Netherlands. Gross margin was also lower in the United Kingdom as a result of the promotion of the new same day delivery program and the reduction of the minimum order required for free delivery from (Pounds)50 to (Pounds)30.

     Selling, general, and administrative expenses for the six months ended December 31, 1994, increased by $26.1 million, or 36.5% over the comparable period of the prior year. As a percentage of revenues, these expenses decreased from 27.2% in the six months ended December 31, 1993 to 26.3% in the six months ended December 31, 1994. This percentage decrease is primarily due to the Company achieving certain economies of scale in its largest branches and in general and administrative expenses.

     Other income for the six months ended December 31, 1994 increased by $1,214,000 or 55.7% over the comparable period of the prior year. The increase was attributable to cash discounts received on higher European inventory purchases, and to higher investment income due to higher invested balances and interest rates.

     Taxes on income for the six months ended December 31, 1994 increased by $2.5 million due to higher pretax earnings. The estimated effective tax rate decreased from 41.6% for the six months ended December 31, 1993 to 37.6% for the current period. This decrease was primarily attributable to non-deductible losses incurred in France in the prior year and the utilization of available operating loss carryforwards in France. In the six months ended December 31, 1993, taxes on income includes a $450,000 one time charge for the cumulative effect on prior years of adopting Statement of Financial Accounting Standard No. 109.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Viking's primary source of liquidity has been cash flow from operations. Viking believes that its existing cash and short-term investments, funds generated from operations and available credit under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future, including all such requirements for the distribution centers in potential future markets.

     Viking believes there are substantial opportunities throughout Europe to expand its business and is currently developing plans for at least one other European distribution center. Future capital expenditures related to European expansion have not yet been determined, however, management believes that capital requirements for such expansion will be provided from existing cash and short term investments, and cash flows from operations.

     Viking has a revolving credit agreement with Citibank, N.A. which provides for an unsecured revolving credit facility up to $30.0 million through June 1995. Advances under this credit facility bear interest at the bank's base rate or at the bank's base rate less 1/4% depending on certain of Viking's financial ratios. At the option of Viking, the rate of interest may be determined by reference to LIBOR or domestic certificate of deposit rates. In addition, Viking is required to pay a commitment fee varying from 1/4% to 1/2% on the unused amount of the revolving credit facility. Such commitment fee rates are dependent on certain of Viking's financial ratios. At December 31, 1994, no amounts were outstanding under this credit facility and the entire $30.0 million was available for borrowing.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

     The annual meeting of shareholders for Viking Office Products, Inc. was held on November 16, 1994. At the meeting, the shareholders elected a Board of Directors pursuant to management's nomination in the proxy statement dated October 6, 1994.

     At the meeting, the shareholders also voted on two proposals to approve amendments to the Amended and Restated 1989 Incentive Stock Option Plan, to approve an amendment to the Amended and Restated 1991 Nonstatutory Stock Option Plan, to approve the Chief Executive Officer Performance Based Bonus Plan, to approve the 1994 Employee Stock Purchase Plan and to ratify the selection of Deloitte & Touche as independent auditors.

The vote on the proposal to amend the Amended and Restated 1989 Incentive Stock Option Plan to increase the number of shares issuable thereunder was as follows:

       Votes           Votes
       For             Against             Abstentions
       ---             -------             -----------
       24,236,199      8,624,720           42,192

The vote on the proposal to amend the Amended and Restated 1989 Incentive Stock Option Plan to limit the number of shares issuable annually thereunder to any individual was as follows:

       Votes            Votes
       For              Against            Abstentions
       ---              -------            -----------
       32,514,003       414,874            36,080

The vote on the proposal to amend the Amended and Restated 1991 Nonstatutory Stock Option Plan to limit the number of shares issuable annually thereunder to any individual was as follows:

       Votes            Votes
       For              Against            Abstentions
       ---              -------            -----------
       30,125,685       2,802,319          36,953

The vote on the proposal to approve the Chief Executive Officer Performance Based Bonus Plan was as follows:

       Votes            Votes
       For              Against            Abstentions
       ---              -------            -----------
       31,952,803       822,950            189,564

The vote on the proposal to approve Viking's 1994 Employee Stock Purchase Plan was as follows:

       Votes            Votes
       For              Against            Abstentions
       ---              -------            -----------
       32,807,281       110,810            46,866

The vote on the proposal to ratify the selection of auditors was as follows:

       Votes            Votes
       For              Against           Abstentions
       -----            -------           -----------
       33,015,902       5,855             13,659

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

    The following exhibits are filed as a part of this report:

    10.         Material Contracts

    10.13*      Amended and Restated 1989 Incentive Stock Option Plan

    10.25*      Chief Executive Officer Performance Based Bonus Plan

    10.26*      1994 Employee Stock Purchase Plan


(b) REPORTS ON FORM 8-K.

    There were no reports filed on Form 8-K during the three months ended December 31, 1994.

* Management contract, compensatory plan or arrangement.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VIKING OFFICE PRODUCTS, INC.


DATE: February 8, 1995                 By:  /s/  Lisa Y. Billig
                                          -------------------------------
                                          Lisa Y. Billig
                                          Vice President, Finance
                                          Chief Financial Officer