Form 10-Q
period 1995-03-31
VIKING OFFICE PRODUCTS INC
filed 1995-05-10
CIK 859303

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _____________


Commission file number        0-18237
                       ----------------------


                         VIKING OFFICE PRODUCTS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 California                                    95-2082946
- ----------------------------------------             ---------------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

       13809 South Figueroa Street
         Los Angeles, California                                 90061
- ----------------------------------------             ---------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                  (213) 321-4493
- --------------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)


- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---      ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          CLASS          OUTSTANDING AT MAY 2, 1995
          -----          --------------------------
       Common Stock               40,693,134

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
        --------------------


                          VIKING OFFICE PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                March 31, 1995  June 24, 1994
                                                --------------  -------------
                                                  (unaudited)
                A S S E T S

Current assets:
  Cash and cash equivalents.....................  $ 22,603         $ 25,609
  Short-term investments........................    38,457           22,921
  Accounts receivable, net......................    96,155           65,079
  Merchandise inventories.......................    56,136           45,298
  Prepaid catalog costs.........................     9,290           10,929
  Prepaid expenses and other current assets.....     2,492            2,068
                                                  --------         --------
       Total current assets.....................   225,133          171,904

Property, plant, equipment and improvements,
 net............................................    40,682           23,172

Other assets:
  Notes receivable, deposits and other..........     2,256            1,350
  Intangible assets, net........................    30,111           30,794
                                                  --------         --------
       Total other assets.......................    32,367           32,144
                                                  --------         --------

         Total assets...........................  $298,182         $227,220
                                                  ========         ========


   LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses.........  $ 85,618         $ 61,006
  Sales and value added taxes payable...........     4,267            2,153
  Taxes on income...............................    15,366           13,522
                                                  --------         --------
       Total current liabilities................   105,251           76,681

Deferred income taxes...........................       307              307

Stockholders' equity:
  Common stock..................................    88,690           84,706
  Retained earnings.............................   109,387           75,145
  Unamortized value of long-term incentive
     stock grants...............................    (7,930)          (8,416)
  Cumulative foreign currency translation
     adjustment.................................     2,477           (1,203)
                                                  --------         --------
       Total stockholders' equity...............   192,624          150,232
                                                  --------         --------
         Total liabilities and stockholders'
           equity...............................  $298,182         $227,220
                                                  ========         ========

                          VIKING OFFICE PRODUCTS, INC.


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)
                                  (unaudited)


                                Three Months Ended     Nine Months Ended
                                     March 31,             March 31,
                                -------------------    ------------------
                                  1995       1994        1995      1994
                                ---------  --------    --------  --------
Revenues.......................  $232,109  $162,596    $603,661  $425,550

Cost of goods sold, including
 delivery......................   154,001   105,517     399,817   276,778
                                 --------  --------    --------  --------
Gross profit...................    78,108    57,079     203,844   148,772

Selling, general and
 administrative expenses.......    58,269    41,340     156,062   112,938
                                 --------  --------    --------  --------
Operating income...............    19,839    15,739      47,782    35,834

Other income...................     2,394     1,218       5,823     3,397

Interest expense...............        65        52         101       129
                                 --------  --------    --------  --------
Income before income taxes.....    22,168    16,905      53,504    39,102

Provision for income taxes.....     7,483     6,111      19,262    15,349
                                 --------  --------    --------  --------
Net income.....................  $ 14,685  $ 10,794    $ 34,242  $ 23,753
                                 ========  ========    ========  ========
Net income per share...........  $    .34  $    .26    $    .80  $    .57
                                 ========  ========    ========  ========

Common and common equivalent
 shares outstanding............    42,610    42,200      42,540    41,960
                                 ========  ========    ========  ========

                          VIKING OFFICE PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                    Nine Months Ended
                                                         March 31,
                                                 -----------------------
                                                    1995         1994
                                                 ----------   ----------
Cash flows from operating activities:
 Cash received from customers..................   $ 521,678    $ 403,118
 Cash paid to suppliers and employees..........    (476,669)    (380,824)
 Interest received.............................       1,986          722
 Interest paid.................................        (140)         (98)
 Income taxes paid.............................     (17,671)      (6,868)
                                                  ---------    ---------
   Net cash provided by operating activities...      29,184       16,050


Cash flows from investing activities:
 Capital expenditures..........................     (20,892)      (7,061)
 Short-term investments........................     (15,536)     (13,575)
 Proceeds from sale of fixed assets............          41           70
 Issuance of notes receivable and other........        (845)          46
                                                  ---------    ---------
   Net cash used in investing activities.......     (37,232)     (20,520)

Cash flows from financing activities:
 Proceeds from issuance of stock...............       3,984        2,217
                                                  ---------    ---------
   Net cash provided by financing activities...       3,984        2,217


Effect of exchange rate changes on cash........       1,058         (134)
                                                  ---------    ---------

Net decrease in cash and cash equivalents......      (3,006)      (2,387)


Cash and cash equivalents, beginning of period.      25,609       26,089
                                                  ---------    ---------

Cash and cash equivalents, end of period.......   $  22,603    $  23,702
                                                  =========    =========


Reconciliation of net income to net cash
  provided by operating activities:
 Net income....................................   $  34,242    $  23,753
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization...............       5,486        3,644
   Loss on sale of fixed assets................          51          431
   Provision for doubtful accounts and
     customer returns..........................       8,485        6,755
   Deferred taxes on income....................         --           450
   Increase in accounts receivable.............     (36,326)     (23,516)
   Increase in inventories.....................      (9,386)      (8,116)
   Increase in prepaid expenses and other
     assets....................................       1,392           56
   Increase in accounts payable, accrued
     expenses, and other liabilities...........      25,240       12,593
                                                  ---------    ---------
       Total adjustments.......................      (5,058)      (7,703)
                                                  ---------    ---------

Net cash provided by operating activities......   $  29,184    $  16,050
                                                  =========    =========

                          VIKING OFFICE PRODUCTS, INC.


                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (UNAUDITED)



1.   FINANCIAL STATEMENTS:


          The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


  The following table shows, for the periods indicated, the percentage relationships to revenues of items included in the Condensed Consolidated Statements of Income and the percentage changes in the dollar amounts of such items from period to period.


                                                                   Percent Inc. (Dec.)
                                                                  --------------------
                        Three Months Ended   Nine Months Ended     3 Months   9 Months
                             March 31,           March 31,        ---------   --------
                       -------------------   -----------------    1995 vs.    1995 vs.
                         1995       1994      1995      1994        1994        1994
                       --------   --------   -------  --------    ---------   --------
Revenues.............  100.0%       100.0%    100.0%    100.0%       42.8%      41.9%
Cost of goods
  sold, including
  delivery...........   66.3         64.9      66.2      65.0        45.9       44.5
                       -----        -----     -----     -----
Gross profit.........   33.7         35.1      33.8      35.0        36.8       37.0
Selling, general and
 administrative
 expenses............   25.1         25.4      25.9      26.5        41.0       38.2
                       -----        -----     -----     -----
Operating income.....    8.6          9.7       7.9       8.5        26.0       33.3
Other income.........    1.0          0.7       1.0       0.7        96.6       71.4
Interest expense.....    0.0          0.0       0.0       0.0          NA         NA
                       -----        -----     -----     -----
Income before
  taxes on income....    9.6         10.4       8.9       9.2        31.1       36.8
Taxes on income......    3.3          3.8       3.2       3.6        22.5       25.5
                       -----        -----     -----     -----
Net income...........    6.3%         6.6%      5.7%      5.6%       36.0       44.2
                       =====        =====     =====     =====

THREE  MONTHS  ENDED  MARCH 31,  1995 COMPARED  TO  THE  THREE  MONTHS ENDED
- ----------------------------------------------------------------------------
MARCH 31, 1994.
- --------------

  Revenues for the three months ended March 31, 1995, increased by $69.5 million, or 42.8%, over the comparable period of the prior year. Of this increase, $15.7 million was attributable to United States operations, $49.6 million was attributable to European operations and $4.2 million was attributable to the Australian division, which began sales in November 1993. This increase in revenues was favorably impacted by a 4.2% average increase during the quarter in the value of the currencies of the foreign countries where Viking was engaged in business relative to the U.S. Dollar. The European operations include cross border sales into Belgium beginning May 1994, Luxembourg and the Republic of Ireland beginning in September 1994, and sales into the Netherlands beginning in November 1994. On a company-wide basis, during the three months ended March 31, 1995, the number of catalogs mailed increased 19.0%, the number of customers who purchased products increased 23.7% and the average revenue per customer increased 15.4% compared to the comparable period of the prior year.


  Gross profit for the three months ended March 31, 1995 increased by $21.0 million or 36.8% over the comparable period of the prior year. As a percentage of revenues, gross profit declined 1.4% to 33.7%. The decrease in gross profit is primarily attributable to lower margins associated with the Company's entry into new markets as indicated above and higher costs related to paper products. Gross margin was also lower in the U.K. due to the promotion of the new same day delivery program and the reduction of the minimum order required for free delivery from (Pounds)50 to (Pounds)30.


  Selling, general, and administrative expenses for the three months ended March 31, 1995, increased by $16.9 million, or 41.0% over the comparable period of the prior year, slightly less than the percentage increase in revenue. As a percentage of revenues, these expenses decreased from 25.4% in the three months ended March 31, 1994 to 25.1% in the three months ended March 31, 1995. These expenses declined as a percentage of revenues primarily due to the Company achieving certain economies of scale in its larger divisions and in corporate general and adminstrative expenses.


  Other income for the three months ended March 31, 1995 increased by $1,176,000 or 96.6% over the comparable period of the prior year. The increase was attributable to cash discounts received on higher European inventory purchases and to higher invested balances.


  Taxes on income for the three months ended March 31, 1995 increased by $1.4 million due to higher pretax earnings. The estimated effective tax rate decreased from 36.1% for the three months ended March 31, 1994 to 33.8% for the current period. This decrease was primarily attributable to the utilization of available operating loss carryforwards in France.


NINE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE NINE MONTHS ENDED
- ------------------------------------------------------------------
MARCH 31, 1994.
- --------------

  Revenues for the nine months ended March 31, 1995, increased by $178.1 million, or 41.9%, over the comparable period of the prior year. Of this increase, $43.9 million was attributable to United States operations, $113.5 million was attributable to European operations and $20.7 million was attributable to Viking's new Australian division. This increase in revenues was favorably impacted by a 3.3% average increase during the quarter in the value of the currencies of the foreign countries where Viking was engaged in business relative to the U.S. Dollar. On a company-wide basis, during the nine months ended March 31, 1995, the number of catalogs mailed increased 26.4%, the number of customers who purchased products increased 24.8% and the average revenue per customer increased by 13.7% versus the prior year.


  Gross profit for the nine months ended March 31, 1995 increased by $55.1 million or 37.0% over the comparable period of the prior year. As a percentage of revenues, gross profit decreased from 35.0% in the nine months ended March 31, 1994, to 33.8% in the nine months ended March 31, 1995. The decrease in gross profit is primarily attributable to lower margins associated with the Company's entry into new markets as indicated above and higher costs related to paper products. Gross margin was also lower in the U.K. due to the promotion of the new same day delivery program and the reduction of the minimum order required for free delivery from (Pounds)50 to (Pounds)30.


  Selling, general, and administrative expenses for the nine months ended March 31, 1995, increased by $43.1 million, or 38.2% over the comparable period of the prior year. As a percentage of revenues, these expenses decreased from 26.5% in the nine months ended March 31, 1994 to 25.9% in the nine months ended March 31, 1995. These expenses declined as a percentage of revenues primarily due to the Company achieving certain economies of scale in its larger divisions and in corporate general and adminstrative expenses.

  Other income for the nine months ended March 31, 1995 increased by $2.4 million or 71.4% over the comparable period of the prior year. The increase was attributable to cash discounts received on higher European inventory purchases and to higher invested balances.


  Taxes on income for the nine months ended March 31, 1995 increased by $3.9 million due to higher pretax earnings. The estimated effective tax rate decreased from 39.3% for the nine months ended March 31, 19 94 to 36.0% for the current period. This decrease was primarily attributable to the utilization of available operating loss carryforwards in France. In the nine months ended March 31, 1994, taxes on income also included a $450,000 one time charge for the cumulative effect on prior years of adopting Statement of Financial Accounting Standard No. 109 as of the beginning of the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------


  Viking's primary source of liquidity has been cash flow from operations. Viking believes that its existing cash and short-term investments, funds generated from operations and available credit under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future.


  Viking believes there are substantial opportunities throughout Europe to expand its business and is currently developing plans for entry into Germany during the latter part of calendar 1995. Future capital expenditures related to expansion plans in Germany and other European countries have not yet been determined, however, management believes that capital requirements for such expansion will be provided from existing cash and short term investments, and cash flows from operations.


  Viking has a revolving credit agreement with Citibank, N.A. which provides for an unsecured revolving credit facility up to $30.0 million through June 1995. Advances under this credit facility bear interest at the bank's base rate or at the bank's base rate less 1/4% depending on certain of Viking's financial ratios. At the option of Viking, the rate of interest may be determined by reference to LIBOR or domestic certificate of deposit rates. In addition, Viking is required to pay a commitment fee varying from 1/4% to 1/2% on the unused amount of the revolving credit facility. Such commitment fee rates are dependent on certain of Viking's financial ratios. At March 31, 1995, no amounts were outstanding under this credit facility and the entire $30.0 million was available for borrowing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following Exhibits are included herein:

    (27)  Financial Data Schedule, Article 5

(b) REPORTS ON FORM 8-K.

    There were no reports filed on Form 8-K during the three months ended March 31, 1995.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       VIKING OFFICE PRODUCTS, INC.



DATE:  May 10, 1995                    By:    /s/ Lisa Y. Billig
                                            ------------------------
                                            Lisa Y. Billig
                                            Vice President, Finance
                                            Chief Financial Officer