Form 10-K
period 1995-06-30
VIKING OFFICE PRODUCTS INC
filed 1995-09-26
CIK 859303

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1995.
                               -------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________.

Commission file number 0-18237
                       -------

                         VIKING OFFICE PRODUCTS, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                                        95-2082946
- ----------------------------------------------------      ---------------------
     (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                         Identification No.)

13809 South Figueroa Street, Los Angeles, California             90061
- ----------------------------------------------------      ---------------------
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (213) 321-4493
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                           ------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  X   No
                                                            ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported on The Nasdaq National Market on September 21, 1995, is approximately $1,567,132,000. In determining the market value of the voting stock held by non-affiliates, shares of Common Stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                         Number of shares outstanding on
               Class                                 September 21, 1995
               -----                     --------------------------------
             Common Stock                       41,048,659 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Items 5, 6, 7 and 8 of this form is incorporated by reference from the registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995.

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 16, 1995.

                             CROSS REFERENCE SHEET

     The following table identifies information incorporated by reference into
Part II of this report from the registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995 (the "Annual Report"):

PART II ITEM                          INCORPORATED BY REFERENCE FROM
- ------------                          ------------------------------

Item 5.  Market for the Registrant's  Annual Report section entitled "Securities
- ------
Common Stock and Related              Information" (page 27).
Stockholder Matters

Item 6.  Selected Financial Data      Annual Report section entitled "Financial
- ------                                Highlights" (page 4).

Item 7.  Management's Discussion and  Annual Report section entitled
- ------                                "Management's Discussion and Analysis of
Analysis of Financial Condition and   Financial Condition and Results of
Results of Operations                 Operations" (pages 11 through 13).

Item 8.  Financial Statements and     Pages 15 through 25 of the Annual Report.
- ------
Supplementary Data

                                     PART I

ITEM 1:   BUSINESS
          --------

GENERAL

     Viking Office Products, Inc. ("Viking") sells office products to small and medium-sized businesses in the United States, Europe and Australia through innovative direct marketing catalogs and aggressive marketing programs. Viking is one of the largest direct marketers of office products to small and medium-sized businesses. In order to compete effectively nationwide and to maintain high service levels, Viking operates four full-service and three satellite distribution centers that are strategically located to serve customers throughout the continental United States. Viking also operates a full-service distribution center and a satellite distribution center serving the United Kingdom and the Republic of Ireland, a full-service distribution center serving France, Belgium, Luxembourg and The Netherlands (with a separate call center in Holland) and a full-service distribution center serving Australia. For financial information about Viking's operations by geographic segment, see Note I of Notes to the Consolidated Financial Statements incorporated by reference in
Item 8 of this report.

     Viking's target customers are businesses with less than 100 office employees. The traditional source of office products for these businesses has been small retail dealers which purchase products from wholesalers in limited quantities for resale at or near manufacturers' list prices. In recent years, small and medium-sized businesses have increased their purchases of office products from alternative distribution channels such as office products superstores, direct marketing companies, mass merchandisers and warehouse clubs. Office products superstores have emerged in most urban and suburban markets of the United States, targeting home office buyers and the small and medium-sized businesses that purchase from retail dealers, by offering a wide selection of products and substantially lower prices. Office products superstores also have recently begun to appear across Europe and in Australia. The entry of superstores into the office products market has increased customer price awareness and has resulted in increased price competition.

     Viking offers a comprehensive selection of over 10,000 office products, including general office supplies, computer supplies, paper products, office furniture, selected business machines and janitorial and safety supplies. Viking's strategy emphasizes frequent mailings of a variety of distinctive, full color catalogs, exceptional customer service, prompt order fulfillment and discounted prices. Viking believes that the majority of its sales are made in a range of 30% to 50% below manufacturers' suggested list prices.

     During 1990, Viking opened a full-service distribution center in the United Kingdom. Viking expanded its European operations in fiscal 1992 by opening a full-service distribution center serving France, and opened a satellite distribution center in London, England, in fiscal 1994. Viking has established its United Kingdom and French distribution centers in order to take advantage of the opportunities it believes exist throughout Europe for direct marketers of office products. In May 1994, Viking commenced cross-border shipping from France into Belgium and, in September 1994, began cross-border shipping from France into Luxembourg and from the United Kingdom into the Republic of Ireland. In November 1994, Viking commenced cross-border shipping from France into The Netherlands and opened a separate call center for the Netherlands in Venlo, Holland in April, 1995. Viking anticipates opening, before the end of calendar 1995, a distribution center in Germany, which will provide overnight delivery to over 98% of Germany, and opening, during fiscal 1996, a satellite warehouse in Dublin, Ireland and adding a satellite warehouse to its call center in Venlo, Holland. Viking will continue to evaluate a further expansion of its European operations, including cross-border shipping into other countries, in the near future.

     Viking further expanded its international operations in fiscal 1994 by opening a full-service distribution center in Sydney, Australia. Initial catalog mailings and sales in Australia began in November 1993. During fiscal 1994, sales in Australia primarily consisted of consumable office supplies, and Viking expanded its product offerings in Australia during fiscal 1995. Viking anticipates opening a satellite warehouse in Melbourne, Australia during fiscal 1996.

     Revenues from Viking's European and Australian operations were approximately $451 million in fiscal 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding capital expenditures incurred in connection with the expansion of Viking's European and Australian operations.

     Sales by Viking foreign distribution centers are made in the local currencies and translated into U.S. dollars for financial statement presentation. Therefore, the results of foreign operations included in Viking's consolidated financial statements are affected by fluctuations in the value of the U.S. dollar as compared to the local currencies of the foreign distribution centers.

     Viking opened a satellite distribution center in Seattle, Washington, in September 1992, converted its Jacksonville, Florida, facility from a full-service distribution center to a satellite distribution center in July 1993 and opened a satellite distribution center in Minneapolis, Minnesota in June 1995. Viking also intends to open a satellite distribution center in Baltimore, Maryland in fiscal 1996. These facilities primarily serve as order fulfillment centers and perform a smaller range of functions than Viking's other regional distribution centers. Other satellite distribution centers are being considered for the United States and elsewhere.

     Viking was organized as a California corporation in 1960. Viking's principal executive offices are located at 13809 South Figueroa Street, Los Angeles, California 90061. Viking's telephone number is (213) 321-4493. As used herein, the term "Viking" refers to Viking Office Products, Inc., its wholly-owned subsidiaries and its predecessor, unless the context indicates otherwise.

CATALOG PUBLICATION

     GENERAL

     Viking uses its various catalogs to market directly to both existing and prospective customers. Each catalog is printed in full color with an effective selling presentation, including a picture of each item and a narrative description that emphasizes key product benefits and features. In addition, the catalogs typically compare the manufacturers' suggested list price with Viking's discount price for each item to illustrate the savings offered. Viking has developed a consistent and distinctive style for its catalogs. The catalogs are created and produced in-house by Viking's designers, writers and production artists and are printed by a commercial printer.

     Viking has developed a computer based catalog creation system which streamlines the catalog production process. The system electronically stores all photographs and images used in the production of Viking's catalogs, eliminates the need for outside services for typesetting and the production of color film separations and allows production artists to manipulate images and format individual catalog pages on a computer terminal. Since the first quarter of fiscal 1992, the system has been used for the production of all of Viking's catalogs. The system reduces the time required to produce a catalog, provides for greater flexibility and creativity in catalog production and has increased production capacity.

     Viking uses a single commercial printer and its affiliates for the printing of substantially all of Viking's catalogs, including catalogs distributed in Europe, pursuant to an agreement entered into in October 1991. The printing agreement and catalog creation system have resulted in cost savings to Viking.

     CATALOG PROGRAMS

     Viking's regular catalog mailings include a monthly sale catalog, which is mailed to all active customers and contains Viking's most popular items, and specialty catalogs which are delivered to selected customers monthly. Selected items in these catalogs are offered at sale prices reduced from Viking's regular discount prices. A complete Buyers Guide is delivered to customers every six months and contains all of the products offered by Viking at its regular discount prices. Prospecting catalogs with sale prices specially designed to acquire new customers are mailed frequently. As part of its ongoing efforts to increase market share, Viking introduced a catalog dedicated to office furniture in October 1988, a catalog dedicated to computer supplies in October 1989, a catalog dedicated to custom printed business forms and stationery in January 1991, a catalog dedicated to paper products in February 1992, a catalog dedicated to shipping and warehouse supplies (including cleaning and janitorial products) in September 1993 and a catalog dedicated to presentation supplies (including transparencies and overhead slides) in March 1994. Other specialty catalogs are being researched and considered, and additional specialty catalogs may be introduced in the future.

     The current edition of Viking's Buyers Guide for United States customers is over 500 pages and featured over 10,000 items. Viking's other domestic catalogs typically contain from 50 to 130 pages and feature from 200 to 2,000 items. A Buyers Guide for active customers was introduced in the United Kingdom in January 1991 and in France in September 1992. The current edition of the United Kingdom Buyers Guide is 316 pages and features over 7,000 items. The current edition of the Buyers Guide for France is 252 pages and features over 5,700 items. Viking introduced its furniture and computer supplies catalogs in the United Kingdom during fiscal 1992 and introduced its computer supplies catalog in France in fiscal 1993. In fiscal 1994, Viking introduced its paper products and its warehouse supplies catalogs in the United Kingdom and France, and its custom printed business forms catalog in the United Kingdom. Viking's initial catalog mailings in Belgium were created in both Walloon (Belgian French) and Flemish, and during fiscal 1995, Viking introduced a 268 page Buyers Guide, featuring over 5,200 products, and its paper products and computer supplies catalogs in Belgium. During fiscal 1995, Viking also introduced its custom printed business forms catalog in France, a 340 page Buyers Guide, featuring over 4,500 products, and its paper products and computer supplies catalogs in Ireland and a 220 page Buyers Guide, featuring over 3,500 products, and its computer supplies catalog in the Netherlands. Viking expects to introduce additional catalogs and programs in Europe during fiscal 1996.

     Viking's initial catalog mailings in Australia consisted exclusively of prospecting catalogs, and a Buyers Guide for active customers was introduced in Australia in February 1994. The current edition of the Australian Buyers Guide is 196 pages and features over 4,000 items. Viking also introduced its computer supplies catalog in Australia during fiscal 1994 and its furniture, paper products and warehouse supplies catalogs during fiscal 1995. Viking intends to introduce additional catalogs and programs in Australia during fiscal 1996.

     During fiscal 1995, Viking mailed approximately 140 million copies of over 100 different catalogs, of which approximately 53% were mailed to existing customers. The following table shows the approximate number of catalogs mailed by Viking during the five years ended June 30, 1995. Information for all years includes customers in both the United States and the United Kingdom. Information for fiscal 1992, 1993, 1994 and 1995 also includes mailings to customers in France, which began in June 1992, and information for fiscal 1994 and 1995 also includes mailings to customers in Australia, which began in November 1993, and mailings to customers in Belgium, which began in May 1994. Information for fiscal 1995 also includes mailings to customers in Luxembourg and the Republic of Ireland, which began in September 1994, and mailing to customers in The Netherlands, which began in November 1994.

                                                         YEAR ENDED JUNE
                                           --------------------------------------------
                                            1991     1992     1993     1994      1995
                                           ------   ------   ------   -------   -------
                                                         (In thousands)
Catalogs mailed to existing customers...   21,582   30,742   41,970    56,507    74,091
Prospects and inactive customers........   28,825   39,571   53,961    59,784    66,583
                                           ------   ------   ------   -------   -------
  Total.................................   50,407   70,313   95,931   116,291   140,674
                                           ======   ======   ======   =======   =======

MARKETING

     Vikings's various marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. The following table shows certain information with respect to Viking's customer population during the five years ended June 30, 1995. Information for all years includes customers in both the United States and the United Kingdom. Information for fiscal 1992, 1993, 1994 and 1995 also includes customers in France, where sales began in June 1992, and information for fiscal 1994 and 1995 also includes customers in Australia, where sales began in November 1993, and customers in Belgium, where sales began in May 1994. Information for fiscal 1995 also includes customers in Luxembourg and the Republic of Ireland, where sales began in September 1994, and customers in The Netherlands, where sales began in November 1994.

                                                             YEAR ENDED JUNE
                                        ----------------------------------------------------------
                                          1991       1992        1993         1994         1995
                                        --------   --------   ----------   ----------   ----------
Total active customers (1)...........    571,000    745,000    1,010,000    1,240,000    1,530,000
Average annual revenues per active
 customer (during the fiscal year)...   $    397   $    430   $      445   $      456   $      531
- ----------------

(1) An active customer has made at least one purchase during the preceding 12 months.

     Viking continuously acquires new customers by selectively mailing specially designed catalogs to prospective customers. Viking obtains the names of prospective customers through the rental of selected mailing lists from outside marketing information services and other sources. These lists include lists of business buyers of noncompeting direct mail companies, subscribers to business publications and compiled business names.

     After placing an initial order, new customers receive additional catalogs and other mailings to stimulate continued product purchases. Generating follow-on orders is an important aspect of Viking's marketing program since the costs incurred in acquiring new customers from a particular mailing exceed the profit generated by that mailing. Viking's catalog mailings to its existing customer base always have been profitable and currently account for approximately 70% of its revenue.

     During the third quarter of fiscal 1991, Viking began mailing catalogs which include personalized offers of a "private sale" for individual customers. The offers consist of a special sale price on a particular product for a specific customer and are based on information in Viking's customer database. Inkjet technology and proprietary software programs developed by Viking are used to imprint the customer's personalized offer on the catalog. In the first quarter of fiscal 1992, Viking also began the use of prospecting catalogs which include a personalized message specially designed for the recipient of the catalog. Over the past several years, Viking further developed and expanded the use of personalized database marketing programs, and Viking intends to continue to develop and enhance these programs. Viking believes the use of personalized database marketing programs has increased the performance of its catalogs and plans to expand their use. Currently, approximately one-half of all catalogs mailed by Viking in the

United States include a personalized message for the recipient. Viking introduced personalized database marketing programs in the United Kingdom in fiscal 1993, in France in fiscal 1994 and in Belgium in fiscal 1995. Viking intends to introduce personalized database marketing programs in other markets during fiscal 1996.

     Viking uses sophisticated proprietary information systems to analyze the results of individual catalog mailings and uses the information derived from these analyses to target future mailings. By analyzing the results of mailings to prospective customers, Viking can capture and measure its cost to acquire new customers. Each new customer is identified and categorized. The cost to acquire each customer is then compared to the profitability of the future business that can be expected from a typical customer from this category based upon Viking's prior experience. Management uses these analyses to plan future prospecting selections and mailings.

     Viking also uses its information systems to update and segment its proprietary customer database. Viking is able to capture and analyze customer response to specific catalog mailings through criteria such as recency and frequency of purchases, the dollar amount of orders and specific products ordered. The resulting information is used to adjust the frequency and selectivity of Viking's various catalog mailings to particular groups of customers in order to achieve improved response and profitability and to develop personalized offers for Viking's database marketing programs.

     In addition, Viking uses these systems to analyze the performance of each product and product family. This analysis enables Viking to strengthen the merchandising of its catalogs and to determine the placement of and amount of space devoted to each product in a particular catalog based upon response, sales and profit performance.

DISTRIBUTION CENTERS

     General

     Viking currently maintains its corporate headquarters and a full-service distribution center in a combined facility in Los Angeles, California, and full-service regional distribution centers in Dallas County, Texas, Cincinnati, Ohio, East Windsor, Connecticut, Leicester, England, Paris, France, and Sydney, Australia. Viking also maintains satellite distribution centers in Seattle, Washington, Jacksonville, Florida, Minneapolis, Minnesota and London, England, and expects to open other satellite distributions center in Baltimore, Maryland, Dublin, Ireland, Venlo, The Netherlands, and Melbourne, Australia, and a full-service distribution center in Germany, during fiscal 1996. Viking believes that, as a result of its network of distribution centers, it is within one or two business days' surface delivery from over 95% of the small and medium-sized businesses in the continental United States, the United Kingdom and France. Viking also believes that its use of regional distribution centers enhances Viking's domestic marketing efforts due to a preference on the part of many customers to obtain products from local or regional sources and resulting efficiencies in order fulfillment.

     Each distribution center maintains a complete inventory of the products offered to its customers other than custom printed items and large furniture. Furniture such as chairs, chairmats and typing stands, which may be shipped by national parcel carriers, is stocked at each distribution center. Larger furniture, such as desks and filing cabinets, is shipped from the manufacturer directly to Viking's customer.
Viking has entered into arrangements with its furniture suppliers intended to assure that shipment is made within five business days of the receipt of the customer's order. To expedite prompt delivery of furniture orders, Viking electronically transmits a purchase order to the manufacturer, generally within one hour of receipt of the customer's order.

     A full-service distribution center typically is staffed with a division general manager, a customer relations manager, order entry and customer service representatives, a fulfillment warehouse manager and warehouse and shipping employees. Order entry representatives generally operate from 7:00 a.m. to 7:00 p.m., local time, Monday through Friday and from 8:00 a.m. to 2:00 p.m., local time, on Saturdays. Credit and collection services for the United States are consolidated in two distribution centers and are performed locally at each European distribution center and in Australia. Administrative, purchasing, accounting, marketing, data processing, programming and creative services functions are centralized at Viking's Los Angeles headquarters, with additional accounting and purchasing functions performed at Viking's European and Australian distribution centers. Viking's satellite distribution centers are primarily order fulfillment facilities which perform a smaller range of functions than Viking's other distribution centers and are supported by a full-service distribution center in a neighboring region.

     Order Entry and Fulfillment

     Viking attempts to make purchasing office products as convenient as possible for small and medium-sized business. Since approximately 75% of customer orders are received by telephone, the efficient handling of calls is an extremely important aspect of Viking's business. Viking offers a toll-free telephone number which automatically directs calls to the full-service distribution center closest to the customer. Calls are received by well-trained order entry representatives who utilize personal computer workstations to enter customer orders into the fully computerized order processing systems. The order entry representatives use these systems, including client server applications developed by Viking, to access detailed data about all of Viking's products, pricing, promotions and each customer's order history in order to provide better service and answer customer questions. Viking's telephone systems enable prompt and efficient service and have a rate of abandoned and lost calls which, on average, is less than 1% of all incoming calls. In addition to telephone orders, Viking also receives orders by mail and through toll-free fax lines.

     When an order is entered into the system, a computer credit check is performed, and, if credit is approved, the order is electronically transmitted to the warehouse and a packing slip is laser printed for order fulfillment. Viking has achieved efficiencies in order entry and fulfillment which permit the shipment of over 98% of all orders on the day received and the shipment of substantially all remaining orders on the following business day. Orders generally are shipped by national parcel carriers, various freight lines and local carriers. Because customers are serviced from the nearest distribution center, Viking estimates that most customers receive their orders (other than custom printed items and large furniture shipped directly by the manufacturer) within one or two business days of the order date. Back orders, i.e., orders for products which are not in stock at the distribution center where the order is taken, average less than 1% of total orders and generally are shipped the next business day from another Viking distribution center. Viking provides free delivery on all orders exceeding the applicable minimum order amount.

     Viking provides same-day delivery to customers located in the vicinity of its distribution centers in the United States and France, in London, Leicester and Birmingham in the United Kingdom and in Sydney, Australia. This service, which is provided without additional charge (except for deliveries in France), is available on all orders received before 11:00 a.m. from customers located in same-day service areas. During fiscal 1996, Viking intends to expand the geographic areas served by this program to include Baltimore, Maryland, Washington, D.C., Dublin, Ireland, Melbourne, Australia and portions of Germany.

     Customer Service

     Viking believes that exceptional customer service and customer relations are key elements of its marketing program. Viking trains its order entry and customer relations representatives to provide prompt, efficient and courteous service to all customers. In addition to providing toll-free ordering, Viking also maintains a separate toll-free customer service telephone number for its customers.

     As part of its commitment to customer service, Viking allows a product to be returned for any reason whatsoever, free of charge, within 30 days after the date of purchase, and Viking provides a one-year guarantee on all products. At the customer's request, Viking will arrange for the pick-up of products to be returned and pay all return shipping costs. Management believes that Viking's convenient return policies help overcome a customer's initial reluctance to ordering products from a catalog. For each of the fiscal years ended June 24, 1994 and June 30, 1995, total returns and allowances were approximately 6% of gross sales.

MERCHANDISING AND PURCHASING

     General

     Viking offers a comprehensive selection of over 10,000 office products, including general office supplies, computer supplies, office furniture and selected business machines. Merchandise consists largely of brand name items, but also includes certain items, such as xerographic paper, legal pads and ring binders, which meet Viking's quality standards and are offered under the Viking label. Viking's merchandising strategy is to maintain a product selection broad enough to satisfy its customers' everyday office needs and to offer these products at discount prices. Viking believes that the majority of its sales are made at prices in a range of 30% to 50% below manufacturers' suggested list prices. The following table shows sales by each major product group as a percentage of total sales for fiscal 1993, 1994 and 1995:

                                                        PERCENTAGE OF SALES
                                                       ----------------------
                                                          YEAR ENDED JUNE
                                                       ----------------------
                                                        1993    1994    1995
                                                       ------   -----   -----
General office supplies and business machines (1)...      75%     74%     73%
Computer supplies (2)...............................      15      15      16
Furniture (3).......................................      10      11      11
                                                        ----    ----    ----
                                                         100%    100%    100%
                                                        ====    ====    ====
- ---------------

(1) Business machines offered by Viking include calculators, adding machines, typewriters, telephones, facsimile machines and compact copiers.

(2) Includes paper, diskettes, ribbons, furniture and other computer-related supplies and accessories.

(3)  Includes chairs, desks, tables, partitions and filing and storage cabinets.

     Purchasing

     Viking purchases substantially all of its products in large volumes directly from manufacturers, who deliver the merchandise to Viking's distribution centers. Viking believes that, because of its volume purchases, it has significant bargaining power with its suppliers that has enabled it to benefit from favorable pricing, promotional allowances and payment and delivery terms. Certain vendors provide advertising allowances to Viking to promote and increase sales of their products. Generally, Viking has been able to return any unsold or obsolete inventory to the manufacturer, resulting in negligible inventory write-offs.

     Initial buying decisions are made by product managers who are responsible for selecting and pricing products. In addition, the product managers negotiate with suppliers, analyze customer response and sales results and plan catalog page presentations, product promotions and mailing schedules. Inventory levels are maintained by rebuyers through the use of Viking's computerized inventory control system. This system has enabled Viking to minimize its inventory out-of-stock position.

     In fiscal 1993, Viking began using an electronic data interchange ("EDI") program to purchase products from a major supplier. During fiscal 1995, Viking increased its use of EDI programs to include 110 suppliers, and, as of September 1, 1995, over 77% of Viking's inventory purchases were being made through EDI programs. Viking intends to continue to increase its use of EDI programs for product purchases and believes that its participation in EDI programs will improve operating efficiencies by reducing back orders, while at the same time allowing Viking to maintain lower inventory levels.

     A substantial portion of Viking's purchases are concentrated with a relatively small number of suppliers. However, Viking believes that alternative sources of supply are available for virtually every product it carries. Notwithstanding the availability of alternative sources of supply, Viking believes that customer brand preference is an important factor in the purchase of certain office products and that its competitive position is enhanced by the inclusion of popular brand name items in its catalogs. Viking considers its relationships with its suppliers to be excellent and has not experienced any difficulty in obtaining brand name products.

     During fiscal 1995, paper prices increased sharply, resulting in increased costs to Viking. Although Viking did not have any difficulty in obtaining supplies of paper during fiscal 1995, it did experience delays in passing such unexpected price increases on to its customers, as Viking continued to honor the paper prices set forth in its catalogs. No assurances can be given that paper prices will not continue to increase in the future.

MANAGEMENT INFORMATION SYSTEMS

     Viking has committed significant resources to the development of a sophisticated proprietary computer system involving all aspects of Viking's business. Each full-service regional distribution center processes order entry, order fulfillment, inventory management and customer service functions utilizing IBM AS/400 and client server computer systems. These regional computers are linked by a dedicated communication line to Viking's main computer system in Los Angeles.

     By handling all order entry and fulfillment functions regionally, Viking can provide faster order entry and fulfillment and better customer service. The general accounting system and inventory control, product merchandising, customer development and catalog analysis functions are supported by Viking's computers in Los Angeles. All programming and systems design are performed by Viking's Information Systems departments in Los Angeles and Europe. Programs are then downloaded into each regional computer to assure consistency and reduce the amount of computer support required to manage Viking's computer network. Each regional computer file is backed-up every night and duplicated in Los Angeles. Viking believes that, because of its distributed structure and centralized back-up and control, the loss of any regional computer system would not have a material impact on its operations. Data processing operations at Viking's European and Australian distribution centers generally are handled in the same manner as domestic data processing operations, except that additional general accounting and inventory purchasing functions are performed locally.

COMPETITION

     Viking operates in a highly competitive environment. In its targeted market of small to medium-sized businesses, Viking believes that its principal competitors are other direct marketing companies, traditional office products dealers and office products superstores. To a lesser extent, Viking also competes with contract stationers, which traditionally serve larger businesses, mass merchandisers and warehouse clubs. Some of Viking's competitors are larger and have greater financial resources than Viking.

     Viking believes that its competitive position is enhanced by its ability to satisfy its customers' office products needs with a wide variety of quality, brand name merchandise, its discount prices and its strong commitment to customer service. Viking believes that its customer service performance has enabled it to compete effectively against other direct marketers of office products, some of which offer comparable products at prices lower than those usually charged by Viking. Viking believes that it has two principal competitors, Quill Corporation and The Reliable Corporation, in the direct marketing segment of the domestic office products industry.

     Direct marketing of office products in the United Kingdom is much less common than in the United States. Viking believes that its principal direct marketing competitor in the United Kingdom is Neat Ideas, a wholly-owned subsidiary of Kaiser + Kraft GmbH. Direct marketing of office products is well-established in France, and Viking has encountered strong competition from existing direct marketing companies. Viking believes that its principal direct marketing competitors in France are J.M. Bruneau and Gaspard and Guilbert. Viking believes that direct marketing of office producers did not exist in Australia to any material extent prior to Viking's entry into that market.

     The office products industry in the United States has experienced increased competition in recent years due to the emergence and rapid growth of office products superstores. Superstores offer a wide variety of office products in a warehouse-type setting at prices that are lower than those typically offered by Viking. Superstores are continuing to increase their share of the office products market. The expansion of the superstores has resulted in increased price competition throughout the industry. Viking has responded to this increased competition by selectively reducing prices and by aggressively emphasizing Viking's free delivery, one year guarantee and other benefits. Viking estimates that, as of June 1995, approximately 40% of its active customers in the United States were located within five to seven miles of an office products superstore.

     Viking believes that, although office products superstores currently operate in the United Kingdom and Australia only on a limited basis, their presence has increased during the past fiscal year and is expected to increase in the future. An increase in the number of office products superstores in the United Kingdom or Australia could lead to increased price competition. Viking currently is not aware of any significant operations by office products superstores in France.

EMPLOYEES AND EMPLOYEE TRAINING

     Viking places great emphasis on employee training and seeks to instill in each employee a commitment to provide his or her best, honest and personal service to every customer, large or small. Viking conducts advanced training programs for all managers which impart and improve management skills.

     Viking's executive officers meet with all employees several times each year at each distribution center. Employees are given updates on Viking's programs, products and progress and are provided an opportunity to comment openly on its operations and management. Viking provides additional incentives for outstanding job performance and affords career opportunities to each employee in accordance with his or her skills, personal effort and future potential. Viking maintains a bonus program for its officers and managers, as well as the opportunity to acquire equity in Viking through employee stock option plans. Employee stock purchase plans are available to all full-time employees in the United States and the United Kingdom.

     Viking considers its relations with its employees to be excellent. At August 31, 1995, Viking employed 1,926 persons on a full-time basis, of whom 363 were engaged in management and administration, 916 were engaged in marketing, order processing, customer service, credit collection and creative services and 647 were engaged in warehouse and distribution operations. None of Viking's employees is covered by a collective bargaining agreement.

STATE SALES TAXES

     Viking collects sales taxes only in the seven states in which it has operating facilities in the United States. Viking sells products to customers in all states of the United States other than Alaska and Hawaii. From time to time, legislation has been proposed in Congress that would have the effect of requiring Viking to collect and remit sales taxes in each state where sales are consummated. The United States Supreme Court recently ruled that, unless Congress enacts such legislation, vendors whose only contacts with the taxing state are by mail or common carrier (i.e., direct marketing companies with no physical presence in the state) are not required to collect and remit sales taxes. Any changes in applicable law that would require Viking to collect sales takes in states where it has no physical presence would impose some additional costs and administrative burdens.

ITEM 2:  PROPERTIES
         ----------

     Viking's corporate headquarters and Western distribution center are currently located at 13809 South Figueroa Street, Los Angeles, California. The facility includes approximately 105,000 square feet, of which approximately 35,000 square feet are dedicated to office space and approximately 70,000 square feet are used for warehouse and distribution purposes. The facility is occupied pursuant to a lease which expires in November 1998 and provides for an option to renew for two successive five-year periods. Viking intends to relocate its corporate offices to Gardena, California in November 1995 and to convert the space in its Figueroa Street property presently used for its corporate offices into warehouse and distribution space. The new corporate office will consist of approximately 43,000 square feet and will be occupied pursuant to a lease which expires in November 1997 and provides for an option to renew for two consecutive one-year periods. Since March 1993, Viking also has occupied an additional 30,000 square feet in a facility adjacent to its Figueroa Street property pursuant to a sublease which expires at the end of September 1995. Upon the expiration of this sublease, Viking intends to enter into a three-month lease for the entire adjacent facility, consisting of approximately 82,000 square feet, providing Viking with additional warehouse space until the conversion of the Figueroa Street property is completed.

     The Cincinnati distribution center is owned by Viking and consists of approximately 123,000 square feet. Viking relocated to its new Jacksonville distribution center in June 1995, and this facility, which also is owned by Viking, consists of approximately 78,000 square feet.

     The Dallas distribution center is located in a facility of approximately 97,000 square feet in Dallas County, Texas. The facility is occupied pursuant to a lease which expires in 1996 and provides Viking with an option to renew for two additional terms of three years each. The East Windsor distribution center is located in a 145,000 square foot facility which is occupied pursuant to a lease which expires in June 2006.

     The Pacific Northwest distribution center is located in Seattle, Washington, in a facility of approximately 53,000 square feet. The facility is occupied pursuant to a lease which expires in February 1997 and provides for an option to renew for four successive three-year periods. The Minneapolis distribution center is in a facility of approximately 51,000 square feet, and is occupied pursuant to a lease which expires in April 2000 and provides for an option to renew for two consecutive two-year periods.

     In July 1995, Viking entered into a lease for a 61,000 square foot satellite facility in Jessup, Maryland, near Baltimore, and occupied this facility in August 1995. The lease for this facility expires in July 2000 and provides for an option to renew for two consecutive two-year periods.

     The United Kingdom distribution center is located in Leicester, England, and is occupied pursuant to a lease which expires in 2011. This facility, which Viking had previously expanded to approximately 116,000 square feet, was further expanded by approximately 67,000 square feet, consisting of 27,000 square feet of office space and 40,000 square feet of warehouse and shipping space, during fiscal 1995. Viking also purchased a 128,000 square foot distribution facility in London, England, and commenced operations at this facility in July 1994.

     In January 1994, Viking relocated its French distribution center to a larger facility in Paris, France. Viking occupies the facility pursuant to a lease which expires in December 2003. The facility consists of approximately 140,000 square feet, of which approximately 20,000 square feet are dedicated to office space and approximately 120,000 square feet are used for warehouse and shipping purposes.

     Viking's temporary call center in Venlo, Holland consists of approximately 48,000 square feet and is occupied pursuant to a lease which expires in March 1996. During fiscal 1995, Viking purchased approximately twelve acres of land in Venlo on which Viking intends to build a 60,000 square foot distribution facility during fiscal 1996. Viking anticipates that the land will allow this facility to be expanded to approximately 80,000 square feet if the need arises.

     In March, 1995, Viking entered into a lease for a 72,000 square foot facility in GroBostheim, Germany, near Frankfurt, and intends to occupy this facility by December 1995. The lease expires in June 2005 and provides for an option to renew for one five-year period.

     Viking's Australian distribution center is located in Sydney, Australia, and is occupied pursuant to a lease which expires in September 1998, with an option to renew for an additional five years. The facility consists of approximately 85,000 square feet, of which approximately 15,000 square feet are dedicated to office space and approximately 70,000 square feet are used for warehouse and shipping purposes. During fiscal 1996, Viking intends to purchase land and build a 67,000 square foot distribution facility in Melbourne, Australia.

     Viking believes that, taking into account the planned relocations and expansions described above, its facilities are adequate for its current and near term operations. For information regarding rental obligations, see Note F of Notes to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

ITEM 3:   LEGAL PROCEEDINGS
          -----------------

     Not applicable.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of Viking's security holders during the fourth quarter of the fiscal year covered by this report.

SUPPLEMENTAL ITEM:  EXECUTIVE OFFICERS
                    ------------------

     The executive officers of Viking are:

NAME                      AGE                         POSITION
- -----------------------   ---   ----------------------------------------------------

  Irwin Helford            61   Chairman of the Board, President and Chief
  Executive Officer
  M. Bruce Nelson          50   Executive Vice President and Chief Operating Officer
  Lisa Y. Billig           38   Vice President, Finance and Chief Financial Officer
  Mark R. Brown            46   Vice President, Information Systems
  Stephen R. Kroll         48   Vice President, Administration and Secretary
  Mark Muir                33   Vice President, Marketing
  Ronald W. Weissman       58   Vice President, Logistics
  Donald M. Wilson         55   Vice President, Operations

     IRWIN HELFORD has served as President since joining Viking in January 1984 and also has served as Chairman of the Board and Chief Executive Officer since September 1988.

     M. BRUCE NELSON joined Viking in January 1995 as Executive Vice President and was elected Chief Operating Officer in July 1995. From 1990 until joining Viking, Mr. Nelson was President and Chief Executive Officer of BT Office Products USA. Mr. Nelson had previously worked for over 22 years at Boise Cascade Office Products.

     LISA Y. BILLIG was elected Vice President, Finance and Chief Financial Officer of Viking in July 1994. From October 1987 to July 1994, Ms. Billig served as Corporate Controller of Viking.

     MARK R. BROWN joined Viking in October 1986 as Director of Data Processing. In July 1989, Mr. Brown was elected Vice President, Information Systems.

     STEPHEN R. KROLL has served as Vice President, Administration since July 1991 and as Secretary since January 1990. From May 1989 to July 1991, Mr. Kroll served as Viking's Vice President, Finance and Chief Financial Officer.

     MARK MUIR has served as Vice President, Marketing since July 1992 and has been employed by Viking in various marketing positions since May 1987.

     RONALD W. WEISSMAN was elected Vice President, Logistics, of Viking in August 1994. Prior to joining Viking, Mr. Weissman spent 27 years with United Stationers, most recently as Senior Vice President of Logistics.

     DONALD M. WILSON joined Viking in December 1979 as the division general manager at the Cincinnati distribution center and was elected to his current position in January 1991.

     Executive officers are elected by and serve at the discretion of the Board of Directors. No family relationships exist between any of the officers or directors of Viking.

                                    PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------------------

     The information required by this item is included in Viking's Annual Report to Shareholders for the fiscal year ended June 30, 1995 on page 27, under the caption "Securities Information". Said portion of the Annual Report is incorporated herein by reference.

ITEM 6:   SELECTED FINANCIAL DATA
          -----------------------

     The information required by this item is included in Viking's Annual Report to Shareholders for the fiscal year ended June 30, 1995 on page 4, under the caption "Financial Highlights". Said portion of the Annual Report is incorporated herein by reference.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The information required by this item is included on pages 11, 12 and 13 of Viking's Annual Report to Shareholders for the fiscal year ended June 30, 1995. Said portion of the Annual Report is incorporated herein by reference.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The information required by this item is included on pages 15 through 27 of Viking's Annual Report to Shareholders for the fiscal year ended June 30, 1995. Said portion of the Annual Report is incorporated herein by reference.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not applicable.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information required by this item is set forth, in part, in the Supplemental Item "Executive Officers" in Part I of this report. The balance of the information required by this item is incorporated by reference from Viking's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held on November 16, 1995.

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

     The information required by this item is incorporated by reference from Viking's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held on November 16, 1995.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by this item is incorporated by reference from Viking's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held on November 16, 1995.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by this item is incorporated by reference from Viking's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held on November 16, 1995.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)1.  Financial Statements:
       --------------------

     The following financial statements are incorporated by reference from the registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995:

     Independent Auditors' Report
     Financial  Statements:

          Consolidated Balance Sheets as of June 30, 1995 and June 24, 1994

          Consolidated Statements of Income for the years ended June 30, 1995, June 24, 1994 and June 25, 1993

          Consolidated Statements of Stockholders' Equity for the years ended June 30, 1995, June 24, 1994 and June 25, 1993

          Consolidated Statements of Cash Flows for the years ended June 30, 1995, June 24, 1994 and June 25, 1993

          Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules:
      ------------------------------

     Independent Auditors' Report on Schedules
     Financial Statement Schedule:

          Schedule II  -  Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K:
     --------------------

     The registrant did not file any Reports on Form 8-K for the last quarter of the fiscal year ended June 30, 1995.

(c)  Exhibits:
     ---------

     The following exhibits are filed as part of this report:

3.   Articles of Incorporation and Bylaws
     ------------------------------------

     3.1  Amended and Restated Articles of Incorporation of the registrant.(1)

     3.2 Certificate of Amendment of Articles of Incorporation dated January 10, 1992.(6)

     3.3 Certificate of Amendment of Articles of Incorporation dated May 11, 1994.(8)

     3.4  Amended and Restated Bylaws of the registrant.(1)

4.   Instruments Defining the Rights of Security Holders
     ---------------------------------------------------

     4.1 Form of certificate representing shares of the registrant's Common Stock.(1)

10.  Material Contracts
     ------------------

     10.1 Revolving Credit Agreement, dated as of June 24, 1992, among the registrant, Citicorp USA, Inc. and Union Bank, as lenders, and Citicorp USA, Inc., as agent.(6)

     10.2 First Amendment to Revolving Credit Agreement, dated as of June 30, 1995, among the registrant, the Lenders party thereto and Citicorp USA, Inc, as agent.

     10.3 Lease, dated August 11, 1988, between Stephen Meadow and Figueroa Onroerend Goed N.V. and the registrant.(1)

     10.4 Lease, dated April 11, 1990, between LCV International Limited and Viking Direct Limited.(2)

     10.5 Lease, dated February 28, 1991, between Crowe-Statesman and the registrant.(3)

     10.6 Assignment and Assumption Agreement and Amendment to Sublease, dated July 1, 1991, among Easco Hand Tools, Inc., Pearson/Moore Development Company and the registrant.(4)

     10.7 Commercial Lease, dated October 12, 1993, between Society Des Entrepots Des Marechaux MacDonald-Ney S.A. and Viking Direct, SARL (in the original French, accompanied by an English translation).(8)

     10.8 Lease Agreement, dated March 27, 1992, between Mario A. Segale, d/b/a Segale Business Park, and Viking Office Products, Inc.(6)

     10.9 Sublease, dated January 18, 1993, between Lee Thomas, Inc. and the registrant.(7)

     10.10 Lease, dated September 24, 1993, between Permanent Trustee Australia Limited and Viking Office Products PTY Limited.(8)

     10.11 Lease, dated December 1994, between 5001 Investment Limited Partnership and the registrant.

     10.12 Lease, dated June 15, 1995, between OTR, an Ohio General Partnership, and the registrant.

     10.13 Lease, dated July 10, 1995, between Hyundai Merchant Marine (America), Inc. and the registrant, together with amendment dated August 31, 1995.

     10.14 Lease, dated May 4, 1995, between GAW Vermogensverwaltung and Viking Direct GmbH.

     10.15 Lease Contracts for Office Premises between Roof Real Estate I B.V. and Viking Direct B.V.

     10.16* Employment Agreement, dated June 30, 1993, between Irwin Helford and the registrant.(7)

     10.17*  Long Term Stock Incentive Plan.(7)

     10.18*  Amended and Restated 1989 Incentive Stock Option Plan.(5)

     10.19*  1991 Nonstatutory Stock Option Plan.(5)

     10.20*  1992 Directors' Stock Option Plan.(6)

     10.21*  1994 Employee Stock Purchase Plan.(1)

     10.22*  Form of Profit-Sharing Plan.(1)

     10.23 Form of Indemnification Agreement between the registrant and its directors and certain of its officers.(1)

     10.24 Letter Agreement, dated January 31, 1991, between Donald M. Wilson and Mary K. Wilson and the registrant.(3)

     10.25 Printing Agreement, dated October 9, 1991, between Quebecor Printing (USA), Inc. and the registrant.(5)

     10.26 Agreement, dated October 9, 1991, between BPCC Limited and the registrant.(5)

     10.27 Letter Agreement, dated October 1, 1993, between Stephen R. Kroll and Judy A. Kroll and the registrant.(8)

     10.28 Letter Agreement, dated October 1, 1993, between Mark Muir and Teresa Muir and the registrant.(8)

     10.29*  Chief Executive Officer Performance Based Bonus Plan.(8)

     10.30* Letter Agreement, dated April 1995, between M. Bruce Nelson and the registrant.

13.  Annual Report to Security Holders
     ---------------------------------

     13.1 Annual Report to Shareholders for the fiscal year ended June 30, 1995. (Such Annual Report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished solely for the information of the commission and is not to be deemed "filed" as part of this report.)

21.  Subsidiaries of the Registrant
     ------------------------------

     21.1    Subsidiaries of the registrant.

23.  Consent of Independent Public Accountants
     -----------------------------------------

     23.1    Independent Auditors' Consent.

27.  Financial Data Schedule
     -----------------------

     27.1    Financial Data Schedule for the fiscal year ended June 30, 1995.

- -------------
*    Management contract, compensatory plan or arrangement.

(1) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-33029) and incorporated by reference herein.

(2) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 1990 and incorporated by reference herein.

(3) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-40040) and incorporated by reference herein.

(4) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 28, 1991 and incorporated by reference herein.

(5) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-43974) and incorporated by reference herein.

(6) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 1992 and incorporated by reference herein.

(7) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 and incorporated by reference herein.

(8) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 and incorporated by reference herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VIKING OFFICE PRODUCTS, INC.

Date:  September 25, 1995         By:  IRWIN HELFORD
                                      --------------------
                                      Irwin Helford, Chairman of the
                                      Board, President and Chief
                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:      September 25, 1995    IRWIN HELFORD
                                ----------------------------------------
                                 Irwin Helford, Chairman of the Board,
                                 President, Chief Executive Officer and Director

Date:      September 25, 1995   LISA BILLIG
                                ----------------------------------------
                                Lisa Billig, Vice President, Finance and
                                Chief Financial Officer (Principal
                                Accounting Officer)

Date:      September 25, 1995   LEE A. AULT III
                                ----------------------------------------
                                Lee A. Ault III, Director

Date:      September 25, 1995   NEIL R. AUSTRIAN
                                ----------------------------------------
                                Neil R. Austrian, Director

Date:      September 25, 1995   CHARLES P. DURKIN, JR.
                                ----------------------------------------
                                Charles P. Durkin, Jr., Director

Date:      September 25, 1995   JOAN D. MANLEY
                                ----------------------------------------
                                Joan D. Manley, Director

Date:      September 25, 1995   ROLF OSTERN
                                ----------------------------------------
                                Rolf Ostern, Director

Date:      September 25, 1995   H.B. RICHMAN
                                ----------------------------------------
                                H.B. Richman, Director

                     [LETTERHEAD OF DELOITTE & TOUCHE LLP]


INDEPENDENT AUDITORS' REPORT ON SCHEDULES

Board of Directors and Stockholders
Viking Office Products, Inc.
Los Angeles, California:

We have audited the consolidated financial statements of Viking Office Products, Inc. and subsidiaries (the "Company") as of June 30, 1995 and June 24, 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated August 14, 1995, such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Viking Office Products, Inc. and subsidiaries listed in Item 14(a)2. This financial statement schedule is the repsonsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

August 14, 1995

                 VIKING OFFICE PRODUCTS INC. AND SUBSIDIARIES

                SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

                                    Balance at         Provision                          Balance at
                                     beginning           for bad                                 end
         Description                 of period             debts      Net writeoff         of period
- ------------------------------------------------------------------------------------------------------
Year ended June 25, 1993
  Accounts receivable reserve       $1,913,501        $7,183,508        $5,871,123        $3,225,886
Year ended June 24, 1994
  Accounts receivable reserve        3,225,886         9,398,000         6,589,053         6,034,833
Year ended June 30, 1995
  Accounts receivable reserve        6,034,833        10,110,943         7,457,032         8,688,744

                                                                                         Sequentially
                                                                                           Numbered
  Exhibits                      Description                                                  Page
  --------                      -----------                                              ------------
     3.1   Amended and Restated Articles of Incorporation of the registrant.(1)

     3.2   Certificate of Amendment of Articles of Incorporation dated January
           10, 1992.(6)

     3.3   Certificate of Amendment of Articles of Incorporation dated May 11,
           1994.(8)

     3.4   Amended and Restated Bylaws of the registrant.(1)

     4.1   Form of certificate representing shares of the registrant's Common
           Stock.(1)

    10.1 Revolving Credit Agreement, dated as of June 24, 1992, among the registrant, Citicorp USA, Inc. and Union Bank, as lenders, and Citicorp USA, Inc., as agent.(6)

    10.2   First Amendment to Revolving Credit Agreement, dated as of June 30,
           1995, among the registrant, the Lenders party thereto and Citicorp
           USA, Inc, as agent.

    10.3   Lease, dated August 11, 1988, between Stephen Meadow and Figueroa
           Onroerend Goed N.V. and the registrant.(1)

    10.4   Lease, dated April 11, 1990, between LCV International Limited and
           Viking Direct Limited.(2)

    10.5 Lease, dated February 28, 1991, between Crowe-Statesman and the registrant.(3)

    10.6   Assignment and Assumption Agreement and Amendment to Sublease, dated
           July 1, 1991, among Easco Hand Tools, Inc., Pearson/Moore Development
           Company and the registrant.(4)

    10.7   Commercial Lease, dated October 12, 1993, between Society Des
           Entrepots Des Marechaux MacDonald-Ney S.A. and Viking Direct, SARL
           (in the original French, accompanied by an English translation).(8)

    10.8 Lease Agreement, dated March 27, 1992, between Mario A. Segale, d/b/a Segale Business Park, and Viking Office Products, Inc.(6)

    10.9 Sublease, dated January 18, 1993, between Lee Thomas, Inc. and the registrant.(7)

    10.10  Lease, dated September 24, 1993, between Permanent Trustee Australia
           Limited and Viking Office Products PTY Limited.(8)

                                                                                     Sequentially
                                                                                       Numbered
Exhibit No.                      Description                                             Page
- -----------                      -----------                                         ------------
     10.11    Lease, dated December 1994, between 5001 Investment Limited
              Partnership and the registrant.

     10.12    Lease, dated June 15, 1995, between OTR, an Ohio General
              Partnership, and the registrant.

     10.13    Lease, dated July 10, 1995, between Hyundai Merchant Marine
              (America), Inc. and the registrant, together with amendment dated
              August 31, 1995.

     10.14    Lease, dated May 4, 1995, between GAW Vermogensverwaltung and Viking
              Direct GmbH.

     10.15    Lease Contracts for Office Premises between Roof Real Estate I B.V.
              and Viking Direct B.V.

     10.16* Employment Agreement, dated June 30, 1993, between Irwin Helford and the registrant.(7)

     10.17*   Long Term Stock Incentive Plan.(7)

     10.18*   Amended and Restated 1989 Incentive Stock Option Plan.(5)

     10.19*   1991 Nonstatutory Stock Option Plan.(5)

     10.20*   1992 Directors' Stock Option Plan.(6)

     10.21*   1994 Employee Stock Purchase Plan.(1)

     10.22*   Form of Profit-Sharing Plan.(1)

     10.23 Form of Indemnification Agreement between the registrant and its directors and certain of its officers.(1)

     10.24 Letter Agreement, dated January 31, 1991, between Donald M. Wilson and Mary K. Wilson and the registrant.(3)

     10.25    Printing Agreement, dated October 9, 1991, between Quebecor Printing
              (USA), Inc. and the registrant.(5)

     10.26 Agreement, dated October 9, 1991, between BPCC Limited and the registrant.(5)

     10.27 Letter Agreement, dated October 1, 1993, between Stephen R. Kroll and Judy A. Kroll and the registrant.(8)

     10.28    Letter Agreement, dated October 1, 1993, between Mark Muir and
              Teresa Muir and the registrant.(8)

     10.29*   Chief Executive Officer Performance Based Bonus Plan.(8)

     10.30* Letter Agreement, dated April 1995, between M. Bruce Nelson and the registrant.

                                                                                     Sequentially
                                                                                       Numbered
Exhibit No.                      Description                                             Page
- -----------                      -----------                                         ------------
     13.1     Annual Report to Shareholders for the fiscal year ended June 30,
              1995. (Such Annual Report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished solely for the information of the commission and is not to be deemed
              "filed" as part of this report.)

     21.1     Subsidiaries of the registrant.

     23.1     Independent Auditors' Consent.

     27.1     Financial Data Schedule for the fiscal year ended June 30, 1995.

______________________
*    Management contract, compensatory plan or arrangement.

(1) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-33029) and incorporated by reference herein.

(2) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 1990 and incorporated by reference herein.

(3) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-40040) and incorporated by reference herein.

(4) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 28, 1991 and incorporated by reference herein.

(5) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-43974) and incorporated by reference herein.

(6) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 1992 and incorporated by reference herein.

(7) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 and incorporated by reference herein.

(8) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 and incorporated by reference herein.