Form 10-Q
period 1995-09-30
VIKING OFFICE PRODUCTS INC
filed 1995-11-14
CIK 859303

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  0-18237

                         VIKING OFFICE PRODUCTS, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)

          California                                    95-2082946
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                             879 West 190th Street
                                P. O. Box 61144
                        Los Angeles, California  90061
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)
                                  (Zip Code)


                                (310) 225-4500
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)


                          13809 South Figueroa Street
                        Los Angeles, California  90061
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

YES    X     NO
     -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     CLASS        OUTSTANDING AT NOVEMBER 9, 1995
---------------   -------------------------------
Common Stock                41,158,387

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                          VIKING OFFICE PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                               September 30, 1995    June 30, 1995
                                               -------------------   -------------
                                                   (unaudited)
Current assets:
 Cash and cash equivalents...................        $ 13,467         $ 11,080
 Short-term investments......................          35,746           36,383
 Accounts receivable, net....................         109,525           96,000
 Merchandise inventories.....................          76,095           64,670
 Prepaid catalog costs.......................          12,020           16,292
 Prepaid expenses and other current assets...           2,988            2,587
                                                     --------         --------
      Total current assets...................         249,841          227,012
                                                     --------         --------

Property and equipment, net...................         55,550           49,083

Other assets:
 Deposits and other assets...................           5,126            2,364
 Intangible assets, net......................          29,660           29,885
                                                     --------         --------
      Total other assets.....................          34,786           32,249
                                                     --------         --------

      Total assets...........................        $340,177         $308,344
                                                     ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses......        $ 89,702         $ 76,312
  Sales and value added taxes payable........           3,103            6,184
  Income taxes payable.......................          23,871           16,936
                                                     --------         --------
       Total current liabilities.............         116,676           99,432
                                                     --------         --------

Deferred income taxes........................             386              386

Stockholders' equity:
  Common stock...............................          93,632           92,036
  Retained earnings..........................         134,553          121,251
  Unamortized value of long-term incentive
     stock grants............................          (7,607)          (7,768)
  Cumulative foreign currency translation
     adjustment..............................           2,537            3,007
                                                     --------         --------
       Total stockholders' equity............         223,115          208,526
                                                     --------         --------

       Total liabilities and stockholders'
       equity................................        $340,177         $308,344
                                                     ========         ========

                          VIKING OFFICE PRODUCTS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                            Three Months Ended
                                               September 30,
                                           --------------------
                                              1995       1994
                                           --------------------
Revenues................................   $230,010    $182,393

Cost of goods sold, including delivery..    149,999     119,718
                                           --------    --------

Gross profit............................     80,011      62,675

Selling, general and administrative
  expenses..............................     61,315      47,622
                                           --------    --------

Operating income........................     18,696      15,053

Other income............................      2,024       1,599

Interest expense........................         71          23
                                           --------    --------

Income before income taxes..............     20,649      16,629

Provision for income taxes..............      7,347       6,312
                                           --------    --------

Net income..............................   $ 13,302    $ 10,317
                                           ========    ========

Net income per share....................   $    .31    $    .24
                                           ========    ========

Weighted average of common and common
  equivalent shares outstanding.........     42,970      42,335
                                           ========    ========

                          VIKING OFFICE PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                             ----------------------
                                                                1995        1994
                                                             ----------------------
Cash flows from operating activities:
 Cash received from customers.............................   $ 212,272    $ 160,072
 Cash paid to suppliers and employees.....................    (200,159)    (151,533)
 Interest received........................................         541          452
 Interest paid............................................         (71)         (23)
 Income taxes paid........................................         (10)         (50)
                                                             ---------    ---------
    Net cash provided by operating activities.............      12,573        8,918
                                                             ---------    ---------

Cash flows from investing activities:
 Capital expenditures.....................................      (9,840)      (3,113)
 Short-term investments...................................         637       (5,602)
 Proceeds from sale of property and equipment.............          39           --
 Issuance of notes receivable and other...................      (2,757)        (448)
                                                             ---------    ---------
    Net cash used in investing activities.................     (11,921)      (9,163)
                                                             ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock...................       1,596        1,912
                                                             ---------    ---------
    Net cash provided by financing activities.............       1,596        1,912

Effect of exchange rate changes on cash...................         154          671
                                                             ---------    ---------

Net increase in cash and cash equivalents.................       2,402        2,338

Cash and cash equivalents, beginning of period............      11,065       25,609
                                                             ---------    ---------

Cash and cash equivalents, end of period..................   $  13,467    $  27,947
                                                             =========    =========

Reconciliation of net income to net cash provided by
operating activities:
 Net income...............................................   $  13,302    $  10,317
 Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization.........................       2,790        1,613
    Loss on sale of fixed assets..........................          87           --
    Provision for doubtful accounts and customer returns..       2,739        2,502
    Increase in accounts receivable.......................     (17,615)     (18,297)
    (Increase) decrease in inventories....................     (12,045)       2,136
    (Increase) decrease in prepaid expenses and
       other assets.......................................       4,553       (1,657)
    Increase in accounts payable, accrued expenses, and
      other liabilities...................................      18,762       12,304
                                                             ---------    ---------
       Total adjustments..................................        (728)      (1,399)
                                                             ---------    ---------

Net cash provided by operating activities.................   $  12,573    $   8,918
                                                             =========    =========

                          VIKING OFFICE PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (UNAUDITED)

1.  FINANCIAL STATEMENTS

    The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to shareholders for the year ended June 30, 1995.

    The June 30, 1995 condensed consolidated Balance sheet was derived from the audited consolidated balance sheet at June 30, 1995, which was incorporated by reference in the Company's annual report on Form 10-K.

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

                                                                    Percent Inc. (Dec.)
                                                                  ----------------------
                                          Three Months Ended        Three Months Ended
                                             September 30,             September 30,
                                         ----------------------   ----------------------
                                            1995      1994            1995 vs. 1994
                                         ----------------------   ----------------------
Revenues..............................   100.0%      100.0%                26.1%
Cost of goods sold, including
  delivery............................    65.2        65.6                 25.3
                                         -----       -----

Gross profit..........................    34.8        34.4                 27.7
Selling, general and administrative
  expenses............................    26.7        26.1                 28.8
                                         -----       -----

Operating income......................     8.1         8.3                 24.2
Other income..........................     0.9         0.9                 26.6
Interest expense......................     0.0         0.0                  n/a
                                         -----       -----

Income before income taxes............     9.0         9.2                 24.2
Provision for income taxes............     3.2         3.5                 16.4
                                         -----       -----

Net income............................     5.8%        5.7%                28.9%
                                         =====       =====

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED
------------------------------------------------------------------------
SEPTEMBER 30, 1994.
-------------------

    Revenues for the three months ended September 30, 1995, increased by $47.6 million, or 26.1%, over the comparable period of the prior year. Of this increase, $13.3 million was attributable to United States operations, $32.2 million was attributable to European operations and $2.1 million was attributable to the Australian division. The revenue increase of 26.1% was impacted negatively by five fewer billing days than the prior year's first quarter. On a per day basis, consolidated revenue increased 35.1%. The growth in revenue was due to increases in selling prices related to paper products, as well as expanded revenue in Belgian, Ireland and Australia as those markets begin to mature. The European operations include cross border sales into Belgium beginning May 1994, Luxembourg and the Republic of Ireland beginning in September 1994, and sales into the Netherlands beginning in November 1994. On a company-wide basis, during the three months ended September 30, 1995, the number of catalogs mailed increased 11.1%, the number of customers who purchased products increased 14.4% and the average revenue per customer increased 10.2% compared to the comparable period of the prior year.

     Gross profit for the three months ended September 30, 1995 increased by $17.3 million or 27.7% over the comparable period of the prior year. As a percentage of revenues, gross profit rose from 34.4% to 34.8%. The increase in gross profit is primarily attributable to pricing adjustments on paper products that have offset earlier price increases, and higher gross profit in the newer markets in Europe and Australia.

     Selling, general, and administrative expenses for the three months ended September 30, 1995, increased by $13.7 million, or 28.8% over the comparable period of the prior year, slightly more than the percentage increase in revenue. As a percentage of revenues, these expenses increased from 26.1% in the three months ended September 30, 1994 to 26.7% in the three months ended September 30, 1995. Selling, general and administrative expenses rose due to start-up and early operating expenses in Holland and Germany.

    Other income for the three months ended September 30, 1995, consisting primarily of cash discounts from suppliers and interest income, increased by $425,000 or 26.6% over the comparable period of the prior year. The increase was attributable to cash discounts received on higher inventory purchases and to higher invested balances.

     Income taxes for the three months ended September 30, 1995, increased by $1.0 million due to higher pretax earnings. The estimated effective tax rate decreased from 38.0% for the three months ended September 30, 1994 to 35.6% for the current period. This decrease was primarily attributable to the utilization of available operating loss carryforwards in France and Australia.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Viking's primary source of liquidity has been cash flow from operations. Viking believes that its existing cash and short-term investments, funds generated from operations and available credit under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future. At September 30, 1995, the Company had working capital of $133.2 million compared to $106.7 million last year. The improved working capital position primarily reflects cash provided by operating activities. Cash provided by operating and financing activities that exceeded current working capital and capital expenditures requirements was invested in short-term marketable securities.

     Capital expenditures amounted to $9.8 million for first quarter of fiscal 1996 as Viking continued to invest in domestic and international operations, particularly in Europe. Viking believes there are substantial opportunities throughout Europe to expand its business and will open a division in Germany during November 1995. Capital expenditures related to expansion plans in Germany and other European countries have been funded by cash from operations. Management believes that future expansion plans, and the capital requirements for such expansion, will be provided from existing cash and short term investments, and cash flows from operations. Capital expenditures in fiscal 1996 are expected to be between $50 and $60 million.

     Viking has a revolving credit agreement with Citibank, N.A. which provides for an unsecured revolving credit facility up to $30.0 million through June 1996. Advances under this credit facility bear interest at the bank's base rate or at the bank's base rate less 1/4% depending on certain of Viking's financial ratios. At the option of Viking, the rate of interest may be determined by reference to LIBOR or domestic certificate of deposit rates. In addition, Viking is required to pay a commitment fee varying from 1/4% to 1/2% on the unused amount of the revolving credit facility. Such commitment fee rates are dependent on certain of Viking's financial ratios. At September 30, 1995, no amounts were outstanding under this credit facility and the entire $30.0 million was available for borrowing.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(B)  REPORTS ON FORM 8-K.

     There were no reports filed on Form 8-K during the three months ended September 30, 1995.

SIGNATURE
---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         VIKING OFFICE PRODUCTS, INC.



DATE:  November 9, 1995             BY:  /s/ Lisa Y. Billig
                                        -------------------------
                                        Lisa Y. Billig
                                        Vice President, Finance
                                        Chief Financial Officer