Form 10-Q
period 1995-12-31
VIKING OFFICE PRODUCTS INC
filed 1996-02-08
CIK 859303

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  0-18237

                         VIKING OFFICE PRODUCTS, INC.
                        -------------------------------
            (Exact name of registrant as specified in its charter)

         California                                   95-2082946
-------------------------------      ------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


                             879 West 190th Street
                                P. O. Box 61144
                        Los Angeles, California  90061
             ----------------------------------------------------
                   (Address of Principal Executive Offices)
                                  (Zip Code)


                                (310) 225-4500
             ----------------------------------------------------
             (Registrant's Telephone Number, including area code)


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

YES  X   NO
    ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS        OUTSTANDING AT FEBRUARY 5, 1996
                ------------   --------------------------------
                [S]            [C]
                Common Stock               41,265,477

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         VIKING OFFICE PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                    ASSETS

                                                 December 31, 1995    June 30, 1995
                                                 ------------------   -------------
                                                    (unaudited)
Current assets:
  Cash and cash equivalents...................        $  5,957           $ 11,080
  Short-term investments......................          28,167             36,383
  Accounts receivable, net....................         114,178             96,000
  Merchandise inventories.....................          93,372             64,670
  Prepaid catalog costs.......................          11,009             16,292
  Prepaid expenses and other current assets...           4,255              2,587
                                                      --------           --------
       Total current assets...................         256,938            227,012
                                                      --------           --------

Property and equipment, net...................          72,520             49,083

Other assets:
  Deposits and other assets...................           6,479              2,364
  Intangible assets, net......................          29,435             29,885
                                                      --------           --------
       Total other assets.....................          35,914             32,249
                                                      --------           --------

       Total assets...........................        $365,372           $308,344
                                                      ========           ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses......         $ 96,419           $ 76,312
  Sales and value added taxes payable........            3,769              6,184
  Income taxes payable.......................           28,975             16,936
                                                      --------           --------
       Total current liabilities.............          129,163             99,432
                                                      --------           --------

Deferred income taxes........................              386                386

Stockholders' equity:
  Common stock...............................           94,492             92,036
  Retained earnings..........................          147,361            121,251
  Unamortized value of long-term incentive
     stock grants............................           (7,445)            (7,768)
  Cumulative foreign currency translation
     adjustment..............................            1,415              3,007
                                                      --------           --------
       Total stockholders' equity............          235,823            208,526
                                                      --------           --------

       Total liabilities and stockholders'
       equity................................         $365,372           $308,344
                                                      ========           ========

                         VIKING OFFICE PRODUCTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)


                                            Three Months Ended       Six Months Ended
                                               December 31,            December 31,
                                              1995        1994        1995       1994
                                            --------    --------    --------   --------
Revenues................................    $250,437    $189,160    $480,447   $371,552

Cost of goods sold, including delivery..     164,991     126,098     314,990    245,816
                                            --------    --------    --------   --------

Gross profit............................      85,446      63,062     165,457    125,736

Selling, general and administrative
  expenses..............................      68,221      50,090     129,536     97,712
                                            --------    --------    --------   --------

Operating income........................      17,225      12,972      35,921     28,024

Other income............................       2,171       1,794       4,195      3,393

Interest expense........................          37          59         108         81
                                            --------    --------    --------   --------

Income before income taxes..............      19,359      14,707      40,008     31,336

Provision for income taxes..............       6,549       5,467      13,896     11,779
                                            --------    --------    --------   --------

Net income..............................    $ 12,810    $  9,240    $ 26,112   $ 19,557
                                            ========    ========    ========   ========

Net income per share....................    $    .30    $    .22    $    .61   $    .46
                                            ========    ========    ========   ========

Weighted average of common and common
  equivalent shares outstanding.........      43,400      42,705      43,100     42,590
                                            ========    ========    ========   ========

                         VIKING OFFICE PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                               Six Months Ended
                                                 December 31,
                                           ----------------------
                                              1995         1994
                                           ---------    ---------
Cash flows from operating activities:
  Cash received from customers..........   $ 457,152    $ 354,431
  Cash paid to suppliers and employees..    (437,678)    (338,383)
  Interest received.....................       1,116        1,002
  Interest paid.........................        (109)         (76)
  Income taxes paid.....................      (1,155)      (4,158)
                                           ---------    ---------
       Net cash provided by operating
        activities......................      19,326       12,816
                                           ---------    ---------
Cash flows from investing activities:
  Capital expenditures..................     (30,292)     (14,634)
  Short-term investments................       8,216       (8,200)
  Proceeds from sale of property and
   equipment............................         196           --
  Issuance of notes receivable and other      (4,140)        (229)
                                           ---------    ---------
       Net cash used in investing
        activities......................     (26,020)     (23,063)
                                           ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock       2,456        3,220
                                           ---------    ---------
       Net cash provided by financing
        activities......................       2,456        3,220

Effect of exchange rate changes on cash.        (885)         530
                                           ---------    ---------
Net decrease in cash and cash
 equivalents............................      (5,123)      (6,497)

Cash and cash equivalents, beginning of
 period.................................      11,080       25,609
                                           ---------    ---------
Cash and cash equivalents, end of period   $   5,957    $  19,112
                                           =========    =========

Reconciliation of net income to net
 cash provided by operating activities:
  Net income............................   $  26,112    $  19,557
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Depreciation and amortization.......       6,240        3,488
    Loss on sale of fixed assets........         111           30
    Provision for doubtful accounts and
     customer returns...................       4,886        5,102
    Increase in accounts receivable.....     (23,458)     (18,046)
    Increase in inventories.............     (29,438)     (12,249)
    Decrease in prepaid expenses and
     other current assets...............       4,292        3,119
    Increase in accounts payable and
     accrued expenses...................      30,581       11,815
                                           ---------    ---------
       Total adjustments................      (6,786)      (6,741)
                                           ---------    ---------

Net cash provided by operating
 activities.............................   $  19,326    $  12,816
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

    In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 is effective for fiscal years beginning after December 15, 1995; however early application is permitted. SFAS No. 123 encourages but does not require the adoption of a fair value method of accounting for employee stock-based compensation. The Company has not yet determined whether it will adopt the recognition provisions of SFAS No. 123 and, if adopted, the effect of those provisions.

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

                                                                       Percent Increase
                                                                      ------------------
                          Three Months Ended     Six Months Ended     3 Months  6 Months
                             December 31,           December 31,      --------  --------
                          ------------------     ----------------     1995 vs.  1995 vs.
                           1995        1994       1995     1994         1994      1994
                          ------------------     ----------------     ------------------
Revenues...............   100.0%      100.0%     100.0%    100.0%       32.4%     29.3%
Cost of goods sold,
 including delivery....    65.9        66.7       65.6      66.2        30.8      28.1
                          -----       -----      -----     -----

Gross profit...........    34.1        33.3       34.4      33.8        35.5      31.6
Selling, general and
 administrative
 expenses..............    27.2        26.4       26.9      26.3        36.2      32.6
                          -----       -----      -----     -----

Operating Income.......     6.9         6.9        7.5       7.5        32.8      28.2
Other Income...........     0.8         0.9        0.8       0.9        21.0      23.6
Interest Expense.......     0.0         0.0        0.0       0.0          --        --
                          -----       -----      -----     -----

Income before taxes
 on income.............     7.7         7.8        8.3       8.4        31.6      27.7
Taxes on income........     2.6         2.9        2.9       3.2        19.8      18.0
                          -----       -----      -----     -----

Net Income.............     5.1%        4.9%       5.4%      5.2%       38.6      33.5
                          =====       =====      =====     =====

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE THREE MONTHS ENDED DECEMBER
--------------------------------------------------------------------------------
31, 1994.
---------

    Revenues for the three months ended December 31, 1995, increased by $61.3 million, or 32.4%, over the comparable period of the prior year. Of this increase, $22.0 million was attributable to United States operations, $36.4 million European operations and $2.9 million to the Australian division. The European operations include cross-border sales into Belgium beginning in May 1994, Luxembourg and the Republic of Ireland beginning in September 1994, the Netherlands beginning in November 1994, and since opening in early November 1995, Germany. Revenues generated by the new German business were $7.7 million during the first two months of operation. On a company-wide basis, during the three months ended December 31, 1995, the number of catalogs mailed increased 5.3%, the number of customers who purchased products increased 17.5% and the average revenue per customer increased by 12.7% compared to the comparable period of the prior year.

     Gross profit for the three months ended December 31, 1995 increased by $22.4 million, or 35.5% over the comparable period of the prior year. As a percentage of revenues, gross profit increased from 33.3% in the three months ended December 31, 1994 to 34.1% in the three months ended December 31, 1995. The increase in gross profit is primarily attributable to sale price adjustments on paper products that have offset earlier price increases, and higher gross profit in the newer markets in Europe and Australia.

     Selling, general, and administrative expenses for the three months ended December 31, 1995, increased by $18.1 million, or 36.2% over the comparable period of the prior year. As a percentage of revenues, these expenses increased from 26.4% in the three months ended December 31, 1994 to 27.2% in the three months ended December 31, 1995. This percentage increase was primarily due to start-up and early operating expenses in The Netherlands and Germany.

    Other income for the three months ended December 31, 1995 increased by $377,000, or 21.0% over the comparable period of the prior year. The increase was attributable to cash discounts received on higher inventory purchases.

     Income taxes for the three months ended December 31, 1995 increased by $1.1 million due to higher pretax earnings. The estimated effective tax rate decreased from 37.2% for the three months ended December 31, 1994 to 33.8% for the current period. This decrease was primarily attributable to the utilization of available French operating loss carryforwards, and the use of foreign losses to offset domestic taxable income.

SIX MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
1994
----

    Revenues for the six months ended December 31, 1995, increased by $108.9 million, or 29.3% over the comparable period of the prior year. Of this increase, $35.3 million was attributable to United States operations, $68.5 million related to European operations and $5.1 million was attributable to Viking's Australian division. On a company-wide basis, during the six months ended December 31, 1995, the number of catalogs mailed increased 8.2%, the number of customers who purchased products increased 19.2% and the average revenue per customer increased 8.5% versus the comparable period of the prior year.

    Gross profit for the six months ended December 31, 1995 increased by $39.7 million or 31.6% over the comparable period of the prior year. As a percentage of revenues, gross profit increased from 33.8% in the six months ended December 31, 1994 to 34.4% in the six months ended December 31, 1995. The increase in gross profit is primarily attributable to sales price adjustments on paper products that have offset earlier price increases, and higher gross profit in the newer markets in Europe and Australia.

    Selling, general, and administrative expenses for the six months ended December 31, 1995, increased by $31.8 million, or 32.6% over the comparable period of the prior year. As a percentage of revenues, these expenses increased from 26.3% in the six months ended December 31, 1994 to 26.9% in the six months ended December 31, 1995. This percentage increase was primarily due to start-up and early operating expenses in The Netherlands and Germany.

    Other income for the six months ended December 31, 1995 increased by $802,000 or 23.6% over the comparable period of the prior year. The increase was attributable to cash discounts received on higher inventory purchases.

    Taxes on income for the six months ended December 31, 1995 increased by $2.1 million due to higher pretax earnings. The estimated effective tax rate decreased from 37.6% for the six months ended December 31, 1994 to 34.7% for the current period. This decrease was primarily attributable to the utilization of available French operating loss carryforwards, and the use of foreign losses to offset domestic taxable income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Viking's primary source of liquidity has been cash flow from operations. Viking believes that its existing cash and short-term investments, funds generated from operations and available credit under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future. At December 31, 1995, the Company had working capital of $127.8 million compared to $107.5 million at December 31, 1994. The improved working capital position primarily reflects cash provided by operating activities. Cash provided by operating and financing activities that exceeded current working capital and capital expenditures requirements was invested in short-term marketable securities.

     Capital expenditures amounted to $30.3 million for first six months of fiscal 1996 as Viking continued to invest in domestic and international operations, particularly in Europe. Viking believes there are substantial opportunities throughout Europe to expand its business. During the current quarter, the company opened its German division, as well as a satellite distribution centers in Dublin, Ireland and Baltimore, Maryland. Another distribution center will open in Melbourne, Australia in January. Capital expenditures related to expansion have been funded by cash from operations. Management believes that future expansion plans, and the capital requirements for such expansion, will be provided from existing cash and short term investments, and cash flows from operations. Capital expenditures in fiscal 1996 are expected to be between $50 and $60 million.

     Viking has a revolving credit agreement with Citibank, N.A. which provides for an unsecured revolving credit facility of up to $30.0 million through June 1996. Advances under this credit facility bear interest at the bank's base rate or at the bank's base rate less 1/4% depending on certain of Viking's financial ratios. At the option of Viking, the rate of interest may be determined by reference to LIBOR or domestic certificate of deposit rates. In addition, Viking is required to pay a commitment fee varying from 1/4% to 1/2% on the unused amount of the revolving credit facility. Such commitment fee rates are dependent on certain of Viking's financial ratios. At December 31, 1995, no amounts were outstanding under this credit facility and the entire $30.0 million was available for borrowing.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders for Viking Office Products, Inc. was held on November 16, 1995. At the meeting, the shareholders elected a Board of Directors pursuant to management's nomination in the proxy statement dated October 11, 1995.

          At the meeting, the shareholders also voted to approve an amendment to the 1992 Directors' Stock Option Plan, to approve an amendment to the Chief Executive Officer Performance Based Bonus Plan and to ratify the selection of Deloitte & Touche as independent auditors. The shareholders did not approve by the requisite majority an amendment to the Amended and Restated Bylaws to classify the Board of Directors for purposes of election and other related changes.

          The vote on the proposal to amend the 1992 Directors' Stock Option Plan was as follows:

               VOTES FOR      AGAINST      ABSTENTIONS
               ---------      -------      -----------
               24,033,582     8,787,149    121,342

          The vote on the proposal to amend the Chief Executive Officer Performance Based Bonus Plan was as follows:

               VOTES FOR      AGAINST      ABSTENTIONS
               ---------      -------      -----------
               30,795,106     1,682,217    269,794

          The vote on the proposal to ratify the selection of auditors was as follows:

               VOTES FOR      AGAINST      ABSTENTIONS
               ---------      -------      -----------
               34,804,171     28,767       7,951

          The vote on the proposal to amend Viking's Amended and Restated Bylaws to classify the Board of Directors for purposes of election and to make other related changes was as follows:

               VOTES FOR      AGAINST      ABSTENTIONS
               ----------     -------      -----------
               18,827,534     13,719,923   34,216


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS REPORT:

     27    Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     There were no reports filed on Form 8-K during the three months ended December 31, 1995.

SIGNATURE
---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         VIKING OFFICE PRODUCTS, INC.



DATE:  February 6, 1996                  BY:  /s/ Lisa Y. Billig
                                             -------------------
                                             Lisa Y. Billig
                                             Vice President, Finance
                                             Chief Financial Officer


                                         BY:  /s/ Keith Bjelajac
                                             ------------------
                                             Keith Bjelajac
                                             Corporate Controller