Form 10-Q
period 1996-03-31
VIKING OFFICE PRODUCTS INC
filed 1996-05-15
CIK 859303

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------    -----------

Commission file number:  0-18237


                         VIKING OFFICE PRODUCTS, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

          California                             95-2082946
- -------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


                             879 West 190th Street
                                P. O. Box 61144
                        Los Angeles, California  90061
                 -------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)


                                (310) 225-4500
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
   ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 CLASS                     OUTSTANDING AT MAY 6, 1996
                 -----                    ---------------------------
              Common Stock                        83,097,206*

*Reflects a 2-for-1 stock split which was effective May 1, 1996 and which was distributed on May 15, 1996.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                          VIKING OFFICE PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                 March 31, 1996   June 30, 1995
                                                 --------------   -------------
Current assets:
  Cash and cash equivalents...................         $ 24,186        $ 11,080
  Short-term investments......................           18,494          36,383
  Accounts receivable, net....................          126,232          96,000
  Merchandise inventories.....................           89,588          64,670
  Prepaid catalog costs.......................           14,030          16,292
  Prepaid expenses and other current assets...            4,068           2,587
                                                       --------        --------
       Total current assets...................          276,598         227,012
                                                       --------        --------

Property and equipment, net...................           83,256          49,083

Other assets:
  Deposits and other assets...................            6,326           2,364
  Intangible assets, net......................           29,210          29,885
                                                       --------        --------
       Total other assets.....................           35,536          32,249
                                                       --------        --------

       Total assets...........................         $395,390        $308,344
                                                       ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses......          $ 96,167        $ 76,312
  Sales and value added taxes payable........             6,578           6,184
  Income taxes payable.......................            37,217          16,936
                                                        --------       --------
       Total current liabilities.............           139,962          99,432
                                                        --------       --------

Deferred income taxes........................               386             386

Stockholders' equity:
  Common stock...............................            96,587          92,036
  Retained earnings..........................           165,504         121,251
  Unamortized value of long-term incentive
     stock grants............................            (7,283)         (7,768)
  Cumulative foreign currency translation
     adjustment..............................               234           3,007
                                                        --------       --------
       Total stockholders' equity............           255,042         208,526
                                                        --------       --------

       Total liabilities and stockholders'
       equity................................          $395,390        $308,344
                                                       ========        ========

                          VIKING OFFICE PRODUCTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                            Three Months Ended      Nine Months Ended
                                                 March 31,              March 31,
                                            -----------------------------------------
                                           1996        1995          1996        1995
- ---------------------------------------------------------------------------------------
Revenues................................    $306,828    $232,109    $787,275   $603,661

Cost of goods sold, including delivery..     202,287     154,001     517,277    399,817
                                            --------    --------    --------   --------

Gross profit............................     104,541      78,108     269,998    203,844

Selling, general and administrative
  expenses..............................      80,218      58,269     209,754    156,062
                                            --------    --------    --------   --------

Operating income........................      24,323      19,839      60,244     47,782

Other income............................       2,314       2,394       6,509      5,823

Interest expense........................         157          65         265        101
                                            --------    --------    --------   --------

Income before income taxes..............      26,480      22,168      66,488     53,504

Provision for income taxes..............       8,335       7,483      22,231     19,262
                                            --------    --------    --------   --------

Net income..............................    $ 18,145    $ 14,685    $ 44,257   $ 34,242
                                            ========    ========    ========   ========

Net income per share  (1)...............    $    .21     $   .17    $    .51   $    .40
                                            ========    ========    ========   ========

Weighted average of common and common
  equivalent shares outstanding  (1)....      87,250      85,220      86,330     85,080
                                            ========    ========    ========   ========

(1) Reflects a 2-for-1 stock split which was effective May 1, 1996 and which was distributed on May 15, 1996.

                          VIKING OFFICE PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                     Nine Months Ended
                                                           March 31,
                                                  -------------------------
                                                    1996             1995
                                                  -------------------------
Cash flows from operating activities:
  Cash received from customers..........         $ 747,425        $ 521,678
  Cash paid to suppliers and employees..          (707,247)        (476,669)
  Interest received.....................             1,564            1,986
  Interest paid.........................              (268)            (140)
  Income taxes paid.....................            (1,070)         (17,671)
                                                 ---------        ---------
       Net cash provided by operating               40,404           29,184
        activities......................         ---------        ---------

Cash flows from investing activities:
  Capital expenditures..................           (44,693)         (20,892)
  Short-term investments................            17,889          (15,536)
  Proceeds from sale of property and                   199               41
   equipment............................
  Issuance of notes receivable and other            (3,997)            (845)
                                                 ---------        ---------
       Net cash used in investing                  (30,602)         (37,232)
        activities......................         ---------        ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock             4,551            3,984
                                                 ---------        ---------
       Net cash provided by financing
        activities......................             4,551            3,984

Effect of exchange rate changes on cash.            (1,247)           1,058
                                                 ---------        ---------
Net increase (decrease) in cash and
 cash equivalents.......................            13,106           (3,006)

Cash and cash equivalents, beginning of
 period.................................            11,080           25,609
                                                 ---------        ---------
Cash and cash equivalents, end of period         $  24,186        $  22,603
                                                 =========        =========

Reconciliation of net income to net
 cash provided by operating activities:
  Net income............................         $  44,257        $  34,242
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization.......             9,869            5,486
    Loss on sale of property and                       111               51
     equipment..........................
    Provision for doubtful accounts and              8,290            8,485
     customer returns...................
    Increase in accounts receivable.....           (40,950)         (36,326)
    Increase in inventories.............           (25,942)          (9,386)
    Decrease in prepaid expenses and                 1,329            1,392
     other current assets...............
    Increase in accounts payable and                43,440           25,240
     accrued expenses...................         ---------        ---------
       Total adjustments................            (3,853)          (5,058)
                                                 ---------        ---------

Net cash provided by operating                   $  40,404        $  29,184
 activities.............................         =========        =========

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

    In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, however early application is permitted. SFAS No. 123 encourages but does not require the adoption of a fair value method of accounting for employee stock-based compensation. The Company has not yet determined when or whether it will adopt the recognition provisions of SFAS No. 123 and, if adopted, the effect of those provisions.

    Effective May 1, 1996, the Board of Directors approved a 2-for-1 stock split. Accordingly, all amounts per share and the number of shares outstanding for all periods presented have been retroactively adjusted to the stock split.

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



                                                                             Percent Increase
                             Three Months Ended         Nine Months Ended       -----------------
                                                                             3 Months  9 Months
                                   March 31,             March 31,           --------  --------
                             -------------------      ----------------         1996 vs. 1996 vs.
                                 1996     1995          1996     1995           1995     1995
                             -------------------      ----------------       ------------------

Revenues...............         100.0%   100.0%         100.0%   100.0%         32.2%     30.4%
Cost of goods sold,
 including delivery....          65.9     66.3           65.7     66.2          31.4      29.4
                                -----    -----          -----    -----

Gross profit...........          34.1     33.7           34.3     33.8          33.8      32.5
Selling, general and
 administrative
 expenses..............          26.2     25.1           26.6     25.9          37.7      34.4
                                -----    -----          -----    -----

Operating Income.......           7.9      8.6            7.7      7.9          22.6      26.1
Other Income...........           0.7      1.0            0.7      1.0          (3.3)     11.8
Interest Expense.......           0.0      0.0            0.0      0.0            --        --
                                -----    -----          -----    -----

Income before taxes
 on income.............           8.6      9.6            8.4      8.9          19.5      24.3
Taxes on income........           2.7      3.3            2.8      3.2          11.4      15.4
                                -----    -----          -----    -----          ----      ----

Net Income.............           5.9%     6.3%           5.6%     5.7%         23.6      29.2
                                =====    =====          =====    =====


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.

    Revenues for the three months ended March 31, 1996, increased by $74.7 million, or 32.2%, over the comparable period of the prior year. Of this increase, $19.8 million was attributable to United States operations, $50.9 million to European operations and $4.0 million to the Australian division. European operations included the U.K., The Republic of Ireland, France, Belgium, Luxembourg, The Netherlands, and, since opening in November of 1995, Germany. Revenues generated by the new German business were $22.3 million for the three months ended March 31, 1996. On a company-wide basis, during the three months ended March 31, 1996, the number of catalogs mailed increased 17.0%, the number of customers who purchased products increased 27.7% and the average revenue per customer increased by 3.6% compared to the comparable period of the prior year.

    Gross profit for the three months ended March 31, 1996 increased by $26.4 million, or 33.8% over the comparable period of the prior year. As a percentage of revenues, gross profit increased from 33.7% in the three months ended March 31, 1995 to 34.1% in the three months ended March 31, 1996. The increase in gross profit is primarily attributable to decreases in the costs of paper products, and higher gross profit in the newer markets in Europe, excluding Germany.

    Selling, general, and administrative expenses for the three months ended March 31, 1996, increased by $21.9 million, or 37.7% over the comparable period of the prior year. As a percentage of revenues, these expenses increased from 25.1% in the three months ended March 31, 1995 to 26.2% in the three months ended March 31, 1996. This percentage increase was primarily due to start-up and early operating expenses in Germany.

    Other income for the three months ended March 31, 1996 decreased by $80,000, or 3.3% over the comparable period of the prior year. The three months ended March 31, 1995 included more interest income from higher invested balances.

    Income taxes for the three months ended March 31, 1996 increased by $852,000 due to higher pretax earnings. The effective tax rate decreased from 33.8% for the three months ended March 31, 1995 to 31.5% for the current period. This decrease was primarily attributable to the utilization of available operating loss carryforwards, and the use of foreign losses to offset domestic taxable income.

    Consolidated net income for the quarter ended March 31, 1996 was $18.1 million, an increase of 23.6% over the prior year quarter. Consolidated earnings per share were $.21 compared to $.17 last year.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
- ----------------------------------------------------------------------------
1995
- ----


    Revenues for the nine months ended March 31, 1996, increased by $183.6 million, or 30.4% over the comparable period of the prior year. Of this increase, $55.1 million was attributable to United States operations, $119.4 million related to European operations and $9.1 million was attributable to Viking's Australian division. On a company-wide basis, during the nine months ended March 31, 1996, the number of catalogs mailed increased 11.3%, the number of customers who purchased products increased 23.9% and the average revenue per customer increased 5.3% versus the comparable period of the prior year.

    Gross profit for the nine months ended March 31, 1996 increased by $66.2 million, or 32.5% over the comparable period of the prior year. As a percentage of revenues, gross profit increased from 33.8% in the nine months ended March 31, 1995 to 34.3% in the nine months ended March 31, 1996. The increase in gross profit is primarily attributable to decreases in the costs of paper products and higher gross profit in the newer markets in Europe, excluding Germany.

    Selling, general, and administrative expenses for the nine months ended March 31, 1996, increased by $53.7 million, or 34.4% over the comparable period of the prior year. As a percentage of revenues, these expenses increased from 25.9% in the nine months ended March 31, 1995 to 26.6% in the nine months ended March 31, 1996. This percentage increase was primarily due to start-up and early operating expenses in Germany.

    Other income for the nine months ended March 31, 1996 increased by $686,000 or 11.8% over the comparable period of the prior year. The increase was attributable to cash discounts received on higher inventory purchases.

    Income taxes for the nine months ended March 31, 1996 increased by $3.0 million due to higher pretax earnings. The effective tax rate decreased from 36.0% for the nine months ended March 31, 1995 to 33.4% for the current period. This decrease was primarily attributable to the utilization of available operating loss carryforwards, and the use of foreign losses to offset domestic taxable income.

    Consolidated net income for the nine months ended March 31, 1996 was $44.3 million, an increase of 29.2% over the comparable period of the prior year. Consolidated earnings per share were $.51 compared to $.40 last year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Viking's primary source of liquidity has been cash flow from operations. Viking believes that its existing cash and short-term investments, funds generated from operations and available credit under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future. At March 31, 1996, the Company had working capital of $136.6 million compared to $127.6 million at June 30, 1995. The improved working capital position primarily reflects increased net income, net of financing activities. Cash provided by operating and financing activities that exceeded current working capital and capital expenditures requirements was invested in short-term marketable securities.

     Capital expenditures amounted to $44.7 million for first nine months of fiscal 1996 as Viking continued to invest in domestic and international operations, particularly in Europe. Viking believes there are substantial opportunities throughout Europe to expand its business. During the first nine months of fiscal 1996, the company opened its German division, as well as satellite distribution centers in Dublin, Ireland, Baltimore, Maryland, and Melbourne, Australia. Capital expenditures related to expansion have been funded by cash from operations. Management believes that future expansion plans, and the capital requirements for such expansion, will be provided from existing cash and short-term investments, and cash flows from operations. Capital expenditures in fiscal 1996 are expected to be approximately $60 million.

     Viking has a revolving credit agreement with Citibank, N.A. which provides for an unsecured revolving credit facility of up to $30.0 million through June 1996. Advances under this credit facility bear interest at the bank's base rate or at the bank's base rate less 1/4% depending on certain of Viking's financial ratios. At the option of Viking, the rate of interest may be determined by reference to LIBOR or domestic certificate of deposit rates. In addition, Viking is required to pay a commitment fee varying from 1/4% to 1/2% on the unused amount of the revolving credit facility. Such commitment fee rates are dependent on certain of Viking's financial ratios. At March 31, 1996, no amounts were outstanding under this credit facility and the entire $30.0 million was available for borrowing.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     On April 11, 1996, the Board of Directors approved a 2-for-1 split of the Common Stock effective May 1, 1996 (the `record date'). Certificates representing one additional share for each share held of record on the record date will be distributed to shareholders on May 15, 1996. Effective May 1, 1996, the number of authorized shares of Common Stock was increased from 60,000,000 to 120,000,000 by action of the Board of Directors. No shareholder vote was required.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS REPORT:

     27  Financial Data Schedule

(B)  REPORTS ON FORM 8-K.


     There were no reports filed on Form 8-K during the three months ended March 31, 1996.

SIGNATURE
- ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                VIKING OFFICE PRODUCTS, INC.



DATE:  MAY 13, 1996                         BY: /s/ Lisa Y. Billig
                                               ------------------------
                                               Lisa Y. Billig
                                               Vice President, Finance
                                               Chief Financial Officer


                                            BY: /s/ Keith Bjelajac
                                               ------------------------
                                               Keith Bjelajac
                                               Corporate Controller