Form 10-K
period 1996-06-28
VIKING OFFICE PRODUCTS INC
filed 1996-09-18
CIK 859303

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 28, 1996.
                               -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________.

Commission file number 0-18237
                       -------

                         VIKING OFFICE PRODUCTS, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

              California                                    95-2082946
     -------------------------------                   -----------------------
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                    Identification No.)

  879 W. 190th Street, 10th Floor, Gardena, California             90248
  ----------------------------------------------------      ------------------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (310) 225-4500
                                                    --------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported on The Nasdaq National Market on September 16, 1996, is approximately $2,228,283,615. In determining the market value of the voting stock held by non-affiliates, shares of Common Stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


                                         Number of shares outstanding on
               Class                             September 16, 1996
               -----                     -------------------------------
             Common Stock                       83,209,356 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Items 5, 6, 7 and 8 of this form is incorporated by reference from the registrant's Annual Report to Shareholders for the fiscal year ended June 28, 1996.

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 14, 1996.

                             CROSS REFERENCE SHEET

     The following table identifies information incorporated by reference into
Part II of this report from the registrant's Annual Report to Shareholders for the fiscal year ended June 28, 1996 (the "Annual Report"):


PART II ITEM                                     INCORPORATED BY REFERENCE FROM
- ------------                                     ------------------------------
Item 5.  Market for the Registrant's             Annual Report section entitled
- -------                                          "Securities Information" (page 30).
Common Stock and Related
Stockholder Matters

Item 6.  Selected Financial Data                 Annual Report section entitled "Financial
- ------                                           Highlights" (page 2).

Item 7.  Management's Discussion and             Annual Report section entitled "Management's
- ------                                           Discussion and Analysis of Financial Condition
Analysis of Financial Condition and              and Results of Operations" (pages 15 through 17).
Results of Operations

Item 8.  Financial Statements and                Pages 19 through 29 of the Annual Report.
- ------
Supplementary Data

                                    PART I

ITEM 1:   BUSINESS
          --------

GENERAL

     Viking Office Products, Inc. ("Viking") sells office products to small and medium-sized businesses in the United States, Europe and Australia through innovative direct marketing catalogs and aggressive database marketing programs. Viking's target customers are businesses with less than 100 employees, and Viking has become one of the largest direct marketers of office products to these businesses.

     Viking offers a comprehensive selection of over 10,000 office products, including general office supplies, computer supplies, paper products, office furniture, selected business machines, janitorial and safety supplies and presentation supplies. Viking's strategy emphasizes frequent mailings of a variety of distinctive full color catalogs, "fanatical customer service", prompt order fulfillment and discounted prices. Viking believes that the majority of its sales are made in a range from 30% to 50% below manufacturers' suggested list prices.

     In the United States, Viking operates four full-service and five satellite distribution centers that are strategically located to serve customers throughout the 48 contiguous states, including new satellite facilities in Minneapolis, Minnesota (opened in June 1995), Baltimore, Maryland/Washington, D.C. (opened in December 1995) and San Francisco, California (opened in June
1996). Viking's satellite facilities serve primarily as order fulfillment centers and perform a smaller range of functions than Viking's full-service centers. Each satellite facility is supported by a full-service distribution center in a neighboring region.

     In Europe, Viking operates full-service distribution centers in Leicester, England, which opened in fiscal 1991, London, England, which opened in July 1994, and Dublin, Ireland, which opened in December 1995. Since fiscal 1992, Viking has operated a full-service distribution center in Paris, France, serving France, Belgium and Luxembourg. Since April 1995, Viking has operated a call center in Venlo, Holland, serving The Netherlands and, since November 1995, Germany. Viking's Venlo facility also serves as Viking's European headquarters, housing creative services and corporate and administrative offices. Viking opened a separate satellite distribution center in Utrecht, Holland in August 1996. In November 1995, Viking opened a full-service distribution center in Frankfurt, Germany, and Viking anticipates opening a satellite distribution center in Munich, Germany, in fiscal 1997. Viking intends to continue to evaluate a further expansion of its European operations, including cross-border shipping into other countries.

     In Australia, Viking operates a full-service distribution center in Sydney, which opened in November 1993, and a satellite distribution center in Melbourne, which opened in January 1996.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding capital expenditures incurred in connection with the expansion of Viking's European and Australian operations.

     For the fiscal year ended June 28, 1996, Viking had revenues of $1.056 billion, with $429.4 million generated from operations in the United States, $573.2 million from operations in Europe and $53.4 million from operations in Australia. Sales by Viking foreign businesses are made in the local currencies and translated into U.S. dollars for financial statement presentation. Therefore, the results of foreign subsidiaries included in Viking's consolidated financial statements are affected by fluctuations in the value of the U.S. dollar as compared to the local currencies of the foreign subsidiaries. For financial information about Viking's operations by geographic segment, see Note I of Notes to Consolidated Financial Statements incorporated by reference in
Item 8 of this report.

     Viking was organized as a California corporation in 1960, and its principal executive offices are located at 879 W. 190th Street, 10th Floor, Gardena, California 90248. Viking's telephone number is (310) 225-4500. As used herein, the term "Viking" refers to Viking Office Products, Inc., its wholly-owned subsidiaries and its predecessor, unless otherwise indicated.

CATALOG PUBLICATION

     GENERAL

     Viking uses its various catalogs to market directly to both existing and prospective customers. Each catalog is printed in full color with an effective selling presentation, including pictures and narrative descriptions that emphasize key product benefits and features. In addition, the catalogs typically compare the manufacturers' suggested list price with Viking's discount price to illustrate the savings offered. Viking has developed a consistent and distinctive style for its catalogs. The catalogs are produced in-house by Viking's designers, writers and production artists and are printed by a commercial printer. Viking uses a computer based catalog creation system for the development of all of its catalogs. The system reduces the time required to produce a catalog and provides for greater flexibility and creativity in catalog production.

     CATALOG PROGRAMS

     Viking's regular catalog mailings include a monthly sale catalog, which is mailed to all active customers and contains Viking's most popular items, and specialty catalogs which are delivered to selected customers monthly. Selected items in these catalogs are offered at sale prices reduced from Viking's regular discount prices. A complete "Buyers Guide" is delivered to customers every six months and contains all of the products offered by Viking at its regular discount prices. The current edition of Viking's Buyers Guide for United States customers is over 540 pages and features over 10,000 items, while the Buyers Guides for Europe and Australia are somewhat smaller. Prospecting catalogs with sale prices specially designed to acquire new customers are mailed frequently.

     Viking currently has 13 different specialty catalogs, including catalogs dedicated to office furniture, computer supplies, custom printed business forms and stationery, paper products, shipping and warehouse supplies (including cleaning and janitorial products) and presentation supplies (including transparencies and overhead slides). Other specialty catalogs are being considered and may be introduced in the future. Substantially all of Viking's specialty catalogs have been introduced in the United Kingdom and France, and are being gradually introduced throughout the remainder of Viking's European and Australian markets. Viking also anticipates introducing an electronic catalog on the Internet during fiscal 1997.

     During fiscal 1996, Viking mailed approximately 155 million copies of over 100 different catalogs, with approximately 52% mailed to existing customers. The following table shows the approximate number of catalogs mailed by Viking during the five years ended June 28, 1996:

                                                     YEAR ENDED JUNE
                                      ---------------------------------------------
                                       1992     1993     1994      1995      1996
                                      ------   ------   -------   -------   -------
                                                        (In thousands)
Existing customers.................   30,742   41,970    56,507    74,091    81,255
Prospects and inactive customers...   39,571   53,961    59,784    66,583    73,897
                                      ------   ------   -------   -------   -------
  Total catalogs mailed............   70,313   95,931   116,291   140,674   155,152
                                      ======   ======   =======   =======   =======

MARKETING

     Viking's marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. The following table shows certain information with respect to Viking's customer population during the five years ended June 28, 1996:

                                                              YEAR ENDED JUNE
                                        ------------------------------------------------------------
                                          1992        1993         1994         1995         1996
                                        --------   ----------   ----------   ----------   ----------
Total active customers (1)...........    745,000    1,010,000    1,240,000    1,530,000    1,918,000
Average annual revenues per active
 customer (during the fiscal year)...   $    430   $      445   $      456   $      531   $      550

- -------------------
(1) An active customer has made at least one purchase during the preceding 12 months.

     Viking continuously acquires new customers by selectively mailing specially designed catalogs to prospective customers. Viking obtains the names of prospective customers through the rental of selected mailing lists from outside marketing information services and other sources. These lists include business buyers of noncompeting direct mail companies, subscribers to business publications and compiled business names.

     After placing an initial order, a new customer receives additional catalogs and other mailings to stimulate continued product purchases. Generating follow-on orders is an important aspect of Viking's marketing program since the costs incurred in acquiring new customers from a particular mailing exceed the profit generated by that mailing. Viking's catalog mailings to its existing customer base have always been profitable and currently account for more than 70% of its revenue.

     Inkjet technology and proprietary software programs developed by Viking are used to imprint personalized offers on catalogs for individual customers based on information in Viking's customer database. Viking also uses prospecting catalogs which include a personalized message specially designed for the recipient of the catalog. Viking has continued to develop and expand the use of personalized database marketing programs, and Viking intends to continue to develop and enhance these programs. Currently, approximately one-half of all catalogs mailed by Viking in the United States include a personalized message for the recipient. Viking has also introduced personalized database marketing programs in Europe and Australia.

     Viking uses sophisticated proprietary information systems to analyze the results of individual catalog mailings and uses the information derived from these analyses to target future mailings. Through this analysis, Viking can capture and measure its cost to acquire new customers and then compare such cost to the profitability of future business that can be expected from a typical customer from this category based upon Viking's prior experience. Viking also uses its information systems to update and segment its proprietary customer database by capturing and analyzing customer response to specific catalog mailings through criteria such as recency and frequency of purchases, the dollar amount of orders and specific products ordered. Viking can then adjust its mailings in order to achieve improved response and profitability and to develop personalized offers for Viking's database marketing programs. In addition, Viking uses these systems to analyze the performance of each product and product family, enabling Viking to strengthen the merchandising of its catalogs and to determine the placement and space devoted to each product in a catalog.

DISTRIBUTION CENTERS

     GENERAL

     Viking currently maintains full-service distribution centers in Los Angeles, California, Dallas, Texas, Cincinnati, Ohio, East Windsor, Connecticut, Leicester and London, England, Paris, France, Sydney, Australia, Frankfurt, Germany (opened in November 1995) and Dublin, Ireland (opened in December 1995). Viking also maintains satellite distribution centers in Seattle, Washington, Jacksonville, Florida, Minneapolis, Minnesota (opened in June 1995), Baltimore, Maryland/Washington, D.C. (opened in October 1995), San Francisco, California (opened in June 1996), Utrecht, The Netherlands (opened in August 1996) and Melbourne, Australia (opened in January 1996). Viking believes that, as a result of its network of distribution centers, it is within one or two business days' surface delivery of over 95% of the small and medium-sized businesses in the continental United States, the United Kingdom, Ireland, France, The Netherlands and Germany. Viking also believes that its use of regional distribution centers enhances Viking's domestic marketing efforts due to a preference on the part of many customers to obtain products from local or regional sources. Viking anticipates opening a satellite distribution center in Munich, Germany, in fiscal 1997, and other satellite distribution centers are being considered for the United States and elsewhere.

     Each distribution center maintains a complete inventory of the products offered to Viking's customers other than custom printed items and large furniture. Furniture such as chairs, chair mats and typing stands, which may be shipped by national parcel carriers, is stocked at each distribution center. Larger furniture, such as desks and filing cabinets, is shipped from the manufacturer directly to Viking's customer. Viking has entered into arrangements with its furniture suppliers intended to assure that shipment is made within five business days of the receipt of the customer's order.

     ORDER ENTRY AND FULFILLMENT

     Viking attempts to make purchasing office products as convenient as possible for small and medium-sized businesses. Since many customer orders are received by telephone, the efficient handling of calls is an extremely important aspect of Viking's business. Viking offers a toll-free telephone number which automatically directs calls to the full-service call center closest to the customer or, if all order entry representatives at the local call centers in the United States are busy, to an overflow call center in Los Angeles. Calls are received by well-trained order entry representatives who utilize personal computer workstations to enter customer orders into the fully computerized order processing systems. The order entry representatives use these systems, including client server applications developed by Viking, to access detailed data about all of Viking's products, pricing, promotions and each customer's order history in order to provide better service, answer customer questions and even suggest additional products that could be used with the products ordered. In addition to telephone orders, Viking also receives orders by mail and through toll-free fax lines.

     Viking has achieved efficiencies in order entry and fulfillment which permit the shipment of over 98% of all orders on the day received and the shipment of substantially all remaining orders on the following business day. Viking has installed an automated fulfillment system in three of its facilities in Europe and one in the United States, and plans to install this system in additional facilities in the United States, Europe and Australia during fiscal 1997. Viking believes that the automated fulfillment system, which uses conveyors to fill orders into environmentally friendly packaging, minimizes breakage, improves productivity and expands the capacity of the distribution centers.

     Viking provides same-day delivery to customers located in the vicinity of its distribution centers in the United States, Europe and Australia, with delivery typically made within four hours of Viking's receipt of the order. This service is provided without additional charge on orders meeting a minimum amount. During fiscal 1997, Viking intends to expand the geographic areas served by this program to include Munich, Germany and one or more additional cities in the United States.

     Orders generally are shipped by national parcel carriers, various freight lines and local carriers. Because customers are serviced from the nearest distribution center, Viking estimates that most customers receive their orders (other than custom printed items and large furniture shipped directly by the manufacturer) on the same day or within one or two business days of the order date. Back orders, i.e., orders for products which are not in stock at the distribution center where the order is taken, average less than 1% of total orders and generally are shipped the next business day from another Viking distribution center. Viking provides free delivery on all orders exceeding an applicable minimum order amount, which varies by country.

     CUSTOMER SERVICE

     Viking believes that exceptional customer service and customer relations are key elements of its marketing program. Viking trains its order entry and customer relations representatives to provide prompt, efficient and courteous service to all customers. In addition to providing toll-free ordering, Viking maintains a separate toll-free customer service telephone number.

     As part of its commitment to customer service, Viking allows a product to be returned for any reason whatsoever, free of charge, within 30 days after the date of purchase, and Viking provides a one-year guarantee on all products. At the customer's request, Viking will arrange for the pick-up of products to be returned and pay all return shipping costs. Management believes that Viking's convenient return policies help overcome a customer's initial reluctance to ordering products from a catalog. For each of the fiscal years ended June 28, 1996 and June 30, 1995, total returns and allowances were approximately 6% of gross sales.

MERCHANDISING

     Viking offers a comprehensive selection of over 10,000 office products, including general office supplies, computer supplies, paper products, office furniture, selected business machines, janitorial and safety supplies and presentation supplies. Merchandise consists largely of brand name items, but also includes certain items, such as xerographic paper, legal pads and ring binders, which meet Viking's quality standards and are offered under the Viking label. Viking's merchandising strategy is to maintain a product selection broad enough to satisfy its customers' everyday office needs and to offer these products at discount prices. Viking believes that the majority of its sales are made at prices in a range of 30% to 50% below manufacturers' suggested list prices. The following table shows sales by each major product group as a percentage of total sales for fiscal 1994, 1995 and 1996:

                                                        PERCENTAGE OF SALES
                                                       ----------------------
                                                          YEAR ENDED JUNE
                                                       ----------------------
                                                        1994    1995    1996
                                                       ------   -----   -----
General office supplies and business machines (1)...      74%     73%     75%
Computer supplies (2)...............................      15      16      17
Furniture (3).......................................      11      11       8
                                                        ----    ----    ----
                                                         100%    100%    100%
                                                        ====    ====    ====

- -------------------
(1) Business machines offered by Viking include calculators, adding machines, typewriters, telephones, facsimile machines and compact copiers.
(2) Includes paper, diskettes, ribbons, furniture and other computer-related supplies and accessories.
(3)  Includes chairs, desks, tables, partitions and filing and storage cabinets.

PURCHASING

     Viking purchases substantially all of its products in large volumes directly from manufacturers, who deliver the merchandise to Viking's distribution centers. Viking believes that, because of its volume purchases, it has significant bargaining power with its suppliers that has enabled it to benefit from favorable pricing, promotional allowances and payment and delivery terms. Certain vendors provide advertising allowances to Viking to promote and increase sales of their products. Generally, Viking has been able to return most unsold or obsolete inventory to the manufacturer, resulting in negligible inventory write-offs. Viking uses electronic data interchange ("EDI") programs to purchase products from many of its suppliers.

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

     By handling all order entry and fulfillment functions regionally, Viking can provide faster order entry and fulfillment and better customer service. The general accounting system, inventory control, product merchandising, customer development and catalog analysis functions are supported by Viking's computers in Los Angeles. All programming and systems design are performed by Viking's Information Systems departments, then downloaded into each regional computer to assure consistency and reduce the amount of computer support required to manage Viking's computer network. Viking believes that, because of its distributed structure and centralized control, the loss of any regional computer system would not have a material impact on its operations. Data processing operations at Viking's European and Australian distribution centers generally are handled in the same manner as domestic data processing operations.

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

     Viking believes that its competitive position is enhanced by its ability to satisfy its customers' office products needs with a wide variety of quality, brand name merchandise, its discount prices and its strong commitment to customer service. Viking believes that its customer service performance has enabled it to compete effectively against other direct marketers of office products, some of which offer comparable products at prices lower than those usually charged by Viking. Viking believes that it has two principal competitors, Quill Corporation and The Reliable Corporation (a subsidiary of Boise Cascade Office Products), in the direct marketing segment of the domestic office products industry. Several office products superstores, including Staples and Office Depot, also have direct marketing catalogs that compete with Viking.

     Direct marketing of office products in the United Kingdom is much less common than in the United States. Viking believes that its principal direct marketing competitor in the United Kingdom is Neat Ideas, a subsidiary of Boise Cascade Office Products. Direct marketing of office products is well-established in France, and Viking has encountered strong competition from existing direct marketing companies. Viking believes that its principal direct marketing competitors in France are J.M. Bruneau, JPG, and Gaspard and Guilbert. In Germany, where sales of office products have typically been handled by many small, independent distributors, Viking believes that its principal direct marketing competitor is Printus. Viking believes that direct marketing of office products did not exist in Australia to any material extent prior to Viking's entry into that market, but several contract stationers from the United States, including Boise Cascade and Corporate Express, acquired dealers in Australia during fiscal 1996.

     The office products industry in the United States has experienced increased competition in recent years due to the emergence and rapid growth of office products superstores. Superstores offer a wide variety of office products in a warehouse-type setting at prices that are lower than those typically offered by Viking. Superstores are continuing to increase their share of the office products market and their presence has increased in Europe and Australia over the past several years. The expansion of the superstores has resulted in increased price competition throughout the industry. Viking has responded to this increased competition by selectively reducing prices and by aggressively emphasizing Viking's free delivery, one-year guarantee and other benefits. Viking believes that the presence of superstores will increase in all of Viking's markets in the future, resulting in increased price competition.

EMPLOYEES AND EMPLOYEE TRAINING

     Viking places great emphasis on employee training and seeks to instill in each employee a commitment to provide his or her best, honest and personal service to every customer, large or small. Viking conducts advanced training programs for all managers which impart and improve management skills, and Viking's executive officers meet with all employees at each distribution center several times each year.

     Viking considers its relations with its employees to be excellent. At September 2, 1996, Viking employed 2,826 persons on a full-time basis, of whom 479 were engaged in management and administration, 1,336 were engaged in order processing, customer service, credit collection and creative services and 1,011 were engaged in warehouse and distribution operations. None of Viking's employees is covered by a collective bargaining agreement.

STATE SALES TAXES

     Viking collects sales taxes only in the eight states in which it has operating facilities in the United States. Viking sells products to customers in all states of the United States other than Alaska and Hawaii. From time to time, legislation has been proposed in Congress that would have the effect of requiring Viking to collect and remit sales taxes in each state where sales are consummated. The United States Supreme Court recently ruled that, unless Congress enacts such legislation, vendors whose only contacts with the taxing state are by mail or common carrier (i.e., direct marketing companies with no physical presence in the state) are not required to collect and remit sales taxes. Any changes in applicable law that would require Viking to collect sales taxes in states where it has no physical presence would impose some additional costs and administrative burdens.

ITEM 2:  PROPERTIES
         ----------

     Viking's corporate headquarters are currently located in Gardena, California, and consist of approximately 43,000 square feet of office space. These offices are occupied pursuant to a lease which expires in November 1997 and provides for an option to renew for two consecutive one-year periods. In December 1995, Viking purchased a 180,000 square foot facility in Torrance, California, where it intends to house its world headquarters within two years.

     The following table sets forth certain information regarding Viking's distribution centers:

                                           SQUARE    OWNED OR
        LOCATION                TYPE        FEET      LEASED                LEASE TERM
        --------                ----        ----      ------                ----------
Los Angeles, CA             Full-service   105,000   Leased     Expires in November 1998, with
                                                                option to renew for two successive
                                                                five year periods.

Carson, CA                  Warehouse       53,700   Leased     Expires in August 1998.

Hamilton (Cincinnati),      Full-service   125,000   Owned
 OH

Irving (Dallas), TX         Full-service    97,000   Leased     Expires in 1999, with option to
                                                                renew for an additional three year
                                                                term.

Hartford (East              Full-service   143,000   Leased     Expires in June 2006.
 Windsor), CT

Jacksonville, FL            Satellite       76,800   Owned

Tukwila (Seattle), WA       Satellite       75,000   Leased     Expires in February 1997, with
                                                                option to renew for four
                                                                successive three year periods.

Brooklyn Center             Satellite       51,000   Leased     Expires in April 2000, with
 (Minneapolis), MN                                              option to renew for two
                                                                consecutive two-year periods.

Jessup, MD (Baltimore       Satellite       61,000   Leased     Expires in July 2000, with option
 and Washington,                                                to renew for two consecutive two-
 D.C.)                                                          year periods.

Hayward (San                Satellite       59,600   Leased     Expires in February 2001, with
 Francisco), CA                                                 option to renew for two
                                                                consecutive three-year periods.

Leicester, England(1)       Full-service   115,000   Leased     Expires in 2011.

Leicester, England(1)       Full-service    86,000   Owned

                                           SQUARE    OWNED OR
        LOCATION                TYPE        FEET      LEASED                LEASE TERM
        --------                ----        ----      ------                ----------
London, England             Full-service   128,000   Owned

Dublin, Ireland             Full-Service    63,000   Leased     Expires in August 2005.

Paris, France               Full-service   240,000   Leased     Expires in December 2003.

GroBostheim                 Full-service   149,000   Leased     Expires in June 2005, with option
 (Frankfurt), Germany                                           to renew for one five-year period.

Beesd (Utrecht), The        Satellite       90,000   Leased     Expires in 2006
 Netherlands

Rydalmere (Sydney),         Full-service    85,000   Leased     Expires in September 1998, with
 Australia(2)                                                   option to renew for one five-year
                                                                period.

Laverton (Melbourne),       Satellite       66,600   Owned
 Australia

- ---------------------------
(1) These two facilities are located across the street from one another and together operate as Viking's Leicester full-service distribution center.
(2) During fiscal 1996, Viking purchased property in North Rocks (Sydney), Australia, of which it uses approximately 32,000 square feet as corporate offices. Viking intends to build a new full-service distribution center on this property to be occupied in fiscal 1998 upon the expiration of the lease for the current facility.

     Viking believes that, taking into account the planned relocations described above, its facilities are adequate for its current and near term operations.
For information regarding rental obligations, see Note F of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of this report.

ITEM 3:   LEGAL PROCEEDINGS
          -----------------

     Not applicable.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of Viking's security holders during the fourth quarter of the fiscal year covered by this report.

SUPPLEMENTAL ITEM:  EXECUTIVE OFFICERS
                    ------------------

     As of September 16, 1996, the executive officers of Viking were:


    NAME                 AGE             POSITION
    ----                 ---             --------
Irwin Helford            62        Chairman of the Board and Chief Executive Officer
M. Bruce Nelson          51        President and Chief Operating Officer
Frank R. Jarc            54        Executive Vice President and Chief Financial Officer
Lisa Y. Billig           39        Vice President, Finance
Mark R. Brown            47        Vice President, Information Systems
Graham Cundick           36        Vice President, European Merchandising
Stephen R. Kroll         49        Vice President, Administration and Secretary
Mark Muir                34        Vice President, Marketing
Ronald W. Weissman       59        Vice President, Logistics

     IRWIN HELFORD served as President since joining Viking in January 1984 until January 1996 and has served as Chairman of the Board and Chief Executive Officer since September 1988.

     M. BRUCE NELSON joined Viking in January 1995 as Executive Vice President and was elected Chief Operating Officer in July 1995 and President in January 1996. From 1990 until July 1994, Mr. Nelson was President and Chief Executive Officer of BT Office Products USA. Mr. Nelson had previously worked for over 22 years at Boise Cascade Office Products in a number of executive positions.

     FRANK R. JARC has served as Executive Vice President and Chief Financial Officer of Viking since July 1996. From October 1987 until September 1995, Mr. Jarc was Executive Vice President and Chief Financial Officer of R.R. Donnelley & Company.

     LISA Y. BILLIG has served as Vice President, Finance of Viking since July 1994 and served as Chief Financial Officer from July 1994 until July 1996. From October 1987 to July 1994, Ms. Billig served as Corporate Controller of Viking.

     MARK R. BROWN joined Viking in October 1986 as Director of Data Processing. In July 1989, Mr. Brown was elected Vice President, Information Systems.

     GRAHAM CUNDICK joined Viking in April 1990 as Merchandising Manager for the United Kingdom. Mr. Cundick was elected Vice President, European Merchandising in July 1996.

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

                                    PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------------------

     The information required by this item is included in Viking's Annual Report to Shareholders for the fiscal year ended June 28, 1996 on page 30, under the caption "Securities Information". Said portion of the Annual Report is incorporated herein by reference.

ITEM 6:   SELECTED FINANCIAL DATA
          -----------------------

     The information required by this item is included in Viking's Annual Report to Shareholders for the fiscal year ended June 28, 1996 on page 2, under the caption "Financial Highlights". Said portion of the Annual Report is incorporated herein by reference.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The information required by this item is included on pages 15, 16 and 17 of Viking's Annual Report to Shareholders for the fiscal year ended June 28, 1996. Said portion of the Annual Report is incorporated herein by reference.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The information required by this item is included on pages 19 through 29 of Viking's Annual Report to Shareholders for the fiscal year ended June 28, 1996. Said portion of the Annual Report is incorporated herein by reference.

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

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information required by this item is set forth, in part, in the Supplemental Item "Executive Officers" in Part I of this report. The balance of the information required by this item is incorporated by reference from Viking's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held on November 14, 1996.

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

     The information required by this item is incorporated by reference from Viking's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held on November 14, 1996.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by this item is incorporated by reference from Viking's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held on November 14, 1996.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by this item is incorporated by reference from Viking's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held on November 14, 1996.


                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)1.  Financial Statements:
       --------------------

       The following financial statements are incorporated by reference from the registrant's Annual Report to Shareholders for the fiscal year ended June 28, 1996:

       Independent Auditors' Report
       Financial  Statements:
            Consolidated Balance Sheets as of June 28, 1996 and June 30, 1995 Consolidated Statements of Income for the years ended June 28, 1996,
             June 30, 1995 and June 24, 1994
            Consolidated Statements of Stockholders' Equity for the years ended
             June 28, 1996, June 30, 1995 and June 24, 1994
            Consolidated Statements of Cash Flows for the years ended June 28,
             1996, June 30, 1995 and June 24, 1994
            Notes to Consolidated Financial Statements

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

(b)    Reports on Form 8-K:
       --------------------

       The registrant did not file any Reports on Form 8-K for the last quarter of the fiscal year ended June 28, 1996.

(c)    Exhibits:
       ---------

       The following exhibits are filed as part of this report:

3.     Articles of Incorporation and Bylaws
       ------------------------------------

       3.1 Amended and Restated Articles of Incorporation of the registrant.(1)
       3.2 Certificate of Amendment of Articles of Incorporation dated January 10, 1992.(6)
       3.3 Certificate of Amendment of Articles of Incorporation dated May 11, 1994.(8)
       3.4 Certificate of Amendment of Articles of Incorporation dated May 1, 1996.
       3.5   Amended and Restated Bylaws of the registrant.(1)

4.     Instruments Defining the Rights of Security Holders
       ---------------------------------------------------

       4.1 Form of certificate representing shares of the registrant's Common Stock.(1)

10.    Material Contracts
       ------------------

       10.1 Credit Agreement, dated as of June 21, 1996, among the registrant, the Guarantors party thereto, the Banks party thereto and ABN AMRO Bank N.V., as Administrative Agent.
       10.2 Lease, dated August 11, 1988, between Stephen Meadow and Figueroa Onroerend Goed N.V. and the registrant.(1)
       10.3 Lease, dated April 11, 1990, between LCV International Limited and Viking Direct Limited.(2)
       10.4 Lease, dated February 28, 1991, between Crowe-Statesman and the registrant.(3)
       10.5 Assignment and Assumption Agreement and Amendment to Sublease, dated July 1, 1991, among Easco Hand Tools, Inc., Pearson/Moore Development Company and the registrant.(4)
       10.6 Commercial Lease, dated October 12, 1993, between Society Des Entrepots Des Marechaux MacDonald-Ney S.A. and Viking Direct, SARL.(8)

       10.7 Lease Agreement, dated March 27, 1992, between Mario A. Segale, d/b/a Segale Business Park, and the registrant.(6)
       10.8 Lease, dated September 24, 1993, between Permanent Trustee Australia Limited and Viking Office Products PTY Limited.(8)
       10.9 Lease, dated December 1994, between 5001 Investment Limited Partnership and the registrant.(9)
       10.10 Lease, dated June 15, 1995, between OTR, an Ohio General Partnership, and the registrant.(9)
       10.11 Lease, dated July 10, 1995, between Hyundai Merchant Marine (America), Inc. and the registrant, together with amendment dated August 31, 1995.(9)
       10.12 Lease, dated May 4, 1995, between GAW Vermogensverwaltung and Viking Direct GmbH.(9)
       10.13 Lease Contracts for Office Premises between Roof Real Estate I B.V. and Viking Direct B.V.(9)
       10.14 Lease, dated January 5, 1996, between Mortimer Zuckerman and the registrant.
       10.15  Printing Agreement, dated May 31, 1996, between Quebecor Printing
              (USA), Inc. and the registrant.
       10.16 Agreement, dated October 9, 1991, between BPCC Limited and the registrant.(5)
       10.17* Employment Agreement, dated June 30, 1993, between Irwin Helford and the registrant.(7)
       10.18* Long Term Stock Incentive Plan.(7)
       10.19* Amended and Restated 1989 Incentive Stock Option Plan.(5)
       10.20* 1991 Nonstatutory Stock Option Plan.(5)
       10.21* 1992 Directors' Stock Option Plan.(6)
       10.22* 1994 Employee Stock Purchase Plan.(1)
       10.23* Form of Profit-Sharing Plan.(1)
       10.24* Form of Indemnification Agreement between the registrant and its directors and certain of its officers.(1)
       10.25* Form of Letter Agreement between the registrant and certain of its officers.(9)
       10.26* Chief Executive Officer Performance Based Bonus Plan, as amended. 10.27* President's Performance Based Bonus Plan.
       10.28* Letter Agreement, dated April 1995, between the registrant and M.
              Bruce Nelson.
       10.29* Form of Letter Agreement, dated July 1996, between the registrant and Frank R. Jarc.

13.    Annual Report to Security Holders
       ---------------------------------

       13.1 Annual Report to Shareholders for the fiscal year ended June 28, 1996. (Such Annual Report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished solely for the information of the commission and is not to be deemed "filed" as part of this report.)

21.    Subsidiaries of the Registrant
       ------------------------------

       21.1   Subsidiaries of the registrant.(9)

23.    Consent of Independent Public Accountants
       -----------------------------------------

       23.1   Independent Auditors' Consent.

27.    Financial Data Schedule
       -----------------------

       27.1 Financial Data Schedule for the fiscal year ended June 28, 1996.

______________________
*      Management contract, compensatory plan or arrangement.
(1) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-33029) and incorporated by reference herein.
(2) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 1990 and incorporated by reference herein.
(3) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-40040) and incorporated by reference herein.
(4) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 28, 1991 and incorporated by reference herein.
(5) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-43974) and incorporated by reference herein.
(6) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 1992 and incorporated by reference herein.
(7) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 and incorporated by reference herein.
(8) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 and incorporated by reference herein.
(9) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated by reference herein.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VIKING OFFICE PRODUCTS, INC.

Date:  September 17, 1996         By: /s/ IRWIN HELFORD
                                      ----------------------------------------
                                      Irwin Helford, Chairman of the Board
                                      and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 17, 1996          /s/ IRWIN HELFORD
                                   -------------------------------------------
                                   Irwin Helford, Chairman of the Board, Chief
                                   Executive Officer and Director

Date:  September 17, 1996          /s/ M. BRUCE NELSON
                                   -------------------------------------------
                                   M. Bruce Nelson, President and Chief
                                   Operating Officer

Date:  September 17, 1996          /s/ FRANK R. JARC
                                   -------------------------------------------
                                   Frank R. Jarc, Executive Vice President and
                                   Chief Financial Officer

Date:  September 17, 1996          /s/ KEITH BJELAJAC
                                   -------------------------------------------
                                   Keith Bjelajac, Controller (Principal
                                   Accounting Officer)

Date:  September 17, 1996          /s/ LEE A. AULT III
                                   -------------------------------------------
                                   Lee A. Ault III, Director

Date:  September 17, 1996          /s/ NEIL R. AUSTRIAN
                                   -------------------------------------------
                                   Neil R. Austrian, Director

Date:  September 17, 1996          /s/ CHARLES P. DURKIN, JR.
                                   -------------------------------------------
                                   Charles P. Durkin, Jr., Director

Date:  September 17, 1996          /s/ JOAN D. MANLEY
                                   -------------------------------------------
                                   Joan D. Manley, Director

INDEPENDENT AUDITORS' REPORT ON SCHEDULES


Board of Directors and Stockholders
Viking Office Products, Inc.
Los Angeles, California

We have audited the consolidated financial statements of Viking Office Products, Inc. and subsidiaries (the "Company") as of June 28, 1996 and June 30, 1995, and for each of the three years in the period ended June 28, 1996, and have issued our report thereon dated August 20, 1996, such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule of Viking Office Products, Inc. and subsidiaries listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Los Angeles, CA
August 20, 1996

                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS


                                   Balance at     Provision                       Balance at
                                   beginning       for bad                           end
      Description                  of period        debts        Net writeoff      of period
- --------------------------------------------------------------------------------------------
Year ended June 24, 1994
 Accounts receivable reserve       $3,225,886     $ 9,398,000    $ 6,589,053      $6,034,833
Year ended June 30, 1995
 Accounts receivable reserve        6,034,833      10,110,943      7,457,032       8,688,744
Year ended June 28, 1996
 Accounts receivable reserve        8,688,744       9,774,435     11,047,673       7,415,506