Form 10-Q
period 1996-09-30
VIKING OFFICE PRODUCTS INC
filed 1996-11-08
CIK 859303

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  0-18237

                         VIKING OFFICE PRODUCTS, INC.
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        California                               95-2082946
-------------------------------     --------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


                             879 West 190th Street
                                P. O. Box 61144
                        Los Angeles, California  90061
            -------------------------------------------------------
                   (Address of Principal Executive Offices)
                                  (Zip Code)


                                (310) 225-4500
           --------------------------------------------------------
             (Registrant's Telephone Number, including area code)

           --------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     CLASS        OUTSTANDING AT NOVEMBER 6, 1996
     -----        -------------------------------
  Common Stock             83,539,591

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                     September 30,     June 28,
                                                                         1996            1996
                                                                     -------------     --------
                               ASSETS

Current assets:
     Cash and cash equivalents                                            $ 14,693     $ 11,693
     Short-term investments                                                 38,348       33,068
     Accounts receivable, net                                              135,258      121,061
     Merchandise inventories                                                89,575       81,753
     Prepaid catalog costs                                                  17,364       17,831
     Prepaid expenses and other current assets                               2,972        3,430
                                                                     -------------     --------
          Total current assets                                             298,210      268,836
                                                                     -------------     --------

Property and equipment, net                                                107,712       95,231

Other assets:
     Deposits and other assets                                               6,704        6,590
     Intangible assets, net                                                 28,759       28,984
                                                                     -------------     --------
          Total other assets                                                35,463       35,574
                                                                     -------------     --------

               Total assets                                               $441,385     $399,641
                                                                     =============     ========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                $104,756      $91,975
     Sales and value added taxes payable                                     8,639        3,956
     Income taxes payable                                                   31,237       26,149
                                                                     -------------     --------
          Total current liabilities                                        144,632      122,080
                                                                     -------------     --------

Deferred income taxes                                                        2,532        2,532

Stockholders' equity:
     Common stock                                                          100,447       98,567
     Unamortized value of long-term incentive stock grant                   (4,623)      (4,346)
     Retained earnings                                                     197,954      181,722
     Cumulative foreign currency translation adjustment                        443         (914)
                                                                     -------------     --------
          Total stockholders' equity                                       294,221      275,029
                                                                     -------------     --------

               Total liabilities and stockholders' equity                 $441,385     $399,641
                                                                     =============     ========


                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                            Three Months Ended
                                               September 30,
                                           --------------------
                                             1996        1995
                                           --------    --------

Revenues                                   $290,532    $230,010

Cost of goods sold, including delivery      188,002     149,999
                                           --------    --------

Gross profit                                102,530      80,011

Selling, general & administrative expenses   80,035      61,315
                                           --------    --------
Operating income                             22,495      18,696

Other income                                  2,126       2,024

Interest expense                                 26          71
                                           --------    --------

Income before income taxes                   24,595      20,649

Income taxes                                  8,363       7,347
                                           --------    --------

Net income                                  $16,232     $13,302
                                           ========    ========

Net income per common and common
     equivalent share                         $0.19       $0.15
                                           ========    ========

Weighted average number of common
     and common equivalent shares            87,500      85,940
                                           ========    ========


                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (unaudited)

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                   ----------------------
                                                                                     1996          1995
                                                                                   --------      --------
Cash flows from operating activities:
     Cash received from customers                                                 $ 273,439     $ 212,272
     Cash paid to suppliers and employees                                          (248,301)     (200,159)
     Interest received                                                                  908           541
     Interest paid                                                                      (25)          (71)
     Income taxes paid                                                               (3,546)          (10)
                                                                                   --------      --------
          Net cash provided by operating activities                                  22,475        12,573

Cash flows from investing activities:
     Capital expenditures                                                           (16,080)       (9,840)
     Short-term investments                                                          (5,280)          637
     Proceeds from sale of property and equipment                                        65            39
     Issuance of notes receivable and other                                            (104)       (2,757)
                                                                                   --------      --------
          Net cash used in investing activities                                     (21,399)      (11,921)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                           1,879         1,596
                                                                                   --------      --------
          Net cash provided by financing activities                                   1,879         1,596

Effect of exchange rate changes on cash                                                  45           154
                                                                                   --------      --------
Net increase (decrease) in cash and cash equivalents                                  3,000         2,402

Cash and cash equivalents, beginning of period                                       11,693        11,065
                                                                                   --------      --------

Cash and cash equivalents, end of period                                           $ 14,693      $ 13,467
                                                                                   ========      ========

Reconciliation of net income to net cash provided by
   operating activities:
     Net income                                                                    $ 16,232      $ 13,302
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                               4,236         2,790
          Loss on sale of property and equipment                                        (47)           87
          Provision for doubtful accounts and customer returns                        3,166         2,739
          Increase in accounts receivable                                           (16,282)      (17,615)
          Increase in merchandise inventories                                        (7,289)      (12,045)
          Decrease in prepaid expenses and other assets                               1,060         4,553
          Increase in accounts payable and accrued expenses                          11,222        14,972
          Increase in other liabilities                                              10,177         3,790
                                                                                   --------      --------
                 Total adjustments                                                    6,243          (729)
                                                                                   --------      --------

Net cash provided by (used in) operating activities                                $ 22,475      $ 12,573
                                                                                   ========      ========

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to shareholders for the year ended June 28, 1996.

    The June 28, 1996 condensed consolidated Balance Sheet was derived from the audited consolidated balance sheet at June 28, 1996, which was incorporated by reference in the Company's annual report on Form 10-K.

    In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which is effective for the Company beginning July 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

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


                                              Three Months Ended    Percentage
                                                 September 30,       Increase
                                              ------------------   -------------
                                                1996       1995    1996 vs. 1995
                                               ------     ------   -------------

Revenues                                       100.0%     100.0%        26.3%

Cost of goods sold, including delivery          64.7%      65.2%        25.3%
                                               -----      -----

Gross profit                                    35.3%      34.8%        28.1%

Selling, general & administrative expenses      27.5%      26.7%        30.5%
                                               -----      -----

Operating income                                 7.8%       8.1%        20.3%

Other income                                     0.7%       0.9%         5.0%

Interest expense                                 0.0%       0.0%           NA
                                               -----      -----

Income before income taxes                       8.5%       9.0%        19.1%

Income taxes                                     2.9%       3.2%        13.8%
                                               -----      -----

Net income                                       5.6%       5.8%        22.0%
                                               =====      =====


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED
------------------------------------------------------------------------
SEPTEMBER 30, 1995.
-------------------

    Revenues for the three months ended September 30, 1996 were $290.5 million, an increase of $60.5 million, or 26.3%, over the comparable period of the prior year. European revenues were $165.8 million, an increase of 42.1% over the prior year. European operations included the United Kingdom, The Republic of Ireland, France, Belgium, Luxembourg, The Netherlands and, since opening in November of 1995, Germany. Revenues generated by the new German business were $28.7 million for the three months ended September 30, 1996. In Australia, revenues were $15.4 million, increasing 26.9% over last year. International operations accounted for more than 62% of the first quarter revenues. United States revenues were $109.3 million, an increase of 8.0% versus the same period last year. This slower growth rate was due primarily to lower selling prices of paper products versus last year. On a company-wide basis, during the three months ended September 30, 1996, the number of catalogs mailed increased 19.0%, the number of customers who purchased products increased 25.8% and the average revenue per customer increased by 0.4% compared to the comparable period of the prior year.

     Gross profit for the three months ended September 30, 1996 increased by $22.5 million, or 28.1% over last year. As a percentage of revenues, gross profit increased from 34.8% in the three months ended September 30, 1995 to 35.3% in the current quarter. The increase in gross profit is primarily attributable to decreases in the costs of paper products and higher gross profit in the newer markets in Australia and Europe, excluding Germany.

     Selling, general and administrative expenses for the three months ended September 30, 1996 increased by $18.7 million, or 30.5% over the comparable period of the prior year. As a percentage of revenues, these expenses increased from 26.7% in the three months ended September 30, 1995 to 27.5% in the three months ended September 30, 1996. This percentage increase was primarily due to operating expenses in Germany, as well as start up and early operating expenses for two new distribution centers in Europe and one in the United States.

    Other income for the three months ended September 30, 1996 increased by $102,000, or 5.0% over the comparable period of the prior year. The three months ended September 30, 1996 included more cash discounts received on higher inventory purchases.

    Income taxes for the three months ended September 30, 1996 increased by $1,016,000 due to higher pretax earnings. The effective tax rate decreased from 35.6% for the three months ended September 30, 1995 to 34.0% for the current period. This decrease was primarily attributable to the use of foreign losses to offset domestic taxable income.

    Consolidated net income for the quarter ended September 30, 1996 was $16.2 million, an increase of 22.0% over the prior year quarter. Consolidated earnings per share were $.19 compared to $.15 last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Viking's primary source of liquidity has been cash flow from operations. Viking believes that its existing cash and short-term investments, funds generated from operations and available credit under its revolving credit facility will be sufficient to finance its working capital requirements for the foreseeable future. At September 30, 1996, the Company had working capital of $153.6 million compared to $146.8 million at June 28, 1996. The improved working capital position primarily reflects increased net income, net of investing activities, which consisted primarily of capital expenditures. Cash provided by operating and financing activities that exceeded current working capital and capital expenditures requirements was invested in short-term marketable securities.

     Capital expenditures amounted to $16.1 million for first nine months of fiscal 1997 as Viking continued to invest in domestic and international operations, particularly in Europe. Viking believes there are substantial opportunities throughout Europe to expand its business. Capital expenditures related to expansion have been funded by cash from operations. Management believes that future expansion plans, and the capital requirements for such expansion, will be provided from existing cash and short-term investments, and cash flows from operations. Capital expenditures in fiscal 1997 are expected to be between $50 million and $60 million.

     Viking has a revolving credit agreement which provides for an unsecured revolving credit facility up to $60 million through June 2001. Advances under this credit facility bear interest at the bank's base rate or, at the option of Viking, the LIBOR rate plus a percentage spread based upon certain defined ratios. In addition, Viking is required to pay a commitment fee of 1/8% on the total amount of the revolving credit facility. The availability of the line of credit is subject to Viking's maintenance of certain financial ratios. At September 30, 1996, no amounts were outstanding under this credit facility and the entire $60 million was available for borrowing.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS REPORT:

     27   Financial Data Schedule

(b)  REPORTS ON FORM 8-K.


     There were no reports filed on Form 8-K during the three months ended September 30, 1996.

SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    VIKING OFFICE PRODUCTS, INC.



DATE:  November 8, 1996             BY:   /s/ Frank R. Jarc
                                        -------------------
                                        Executive Vice President,
                                        Chief Financial Officer


                                    BY:   /s/ Keith Bjelajac
                                        ---------------------
                                        Corporate Controller