Form 10-Q
period 1996-12-31
VIKING OFFICE PRODUCTS INC
filed 1997-02-12
CIK 859303

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  0-18237

                         VIKING OFFICE PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                     95-2082946
 ------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                             879 West 190th Street
                                P. O. Box 61144
                        Los Angeles, California  90061
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)


                                (310) 225-4500
              ---------------------------------------------------
              (Registrant's Telephone Number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES      X      NO
                              ---         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS        OUTSTANDING AT FEBRUARY 7, 1997
                -----        -------------------------------
             Common Stock               83,793,055


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                              December 31,     June 28,
                                                                  1996          1996
                                                              ------------   ------------
          ASSETS
Current assets:
     Cash and cash equivalents                                     $16,428      $11,693
     Short-term investments                                         37,858       33,068
     Accounts receivable, net                                      134,730      121,061
     Merchandise inventories                                       101,693       81,753
     Prepaid catalog costs                                          16,947       17,831
     Prepaid expenses and other current assets                       3,029        3,430
                                                                  --------     --------
          Total current assets                                     310,685      268,836
                                                                  --------     --------

Property and equipment, net                                        113,410       95,231

Other assets:
     Deposits and other assets                                       7,267        6,590
     Intangible assets, net                                         28,534       28,984
                                                                  --------     --------
          Total other assets                                        35,801       35,574
                                                                  --------     --------
               Total assets                                       $459,896     $399,641
                                                                  ========     ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                        $110,053      $91,975
     Sales and value added taxes payable                             3,428        3,956
     Income taxes payable                                           30,719       26,149
                                                                  --------     --------
          Total current liabilities                                144,200      122,080
                                                                  --------     --------

Deferred income taxes                                                2,532        2,532

Stockholders' equity:
     Common stock                                                  103,742       98,567
     Unamortized value of long-term incentive stock grant           (5,244)      (4,346)
     Retained earnings                                             214,539      181,722
     Cumulative foreign currency translation adjustment                127         (914)
                                                                  --------     --------
          Total stockholders' equity                               313,164      275,029
                                                                  --------     --------

               Total liabilities and stockholders' equity         $459,896     $399,641
                                                                  ========     ========


                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                             Three Months Ended              Six Months Ended
                                                                  December 31,                  December 31,
                                                            -----------------------        -----------------------
                                                              1996           1995             1996          1995
                                                            --------       --------        ----------    ---------
Revenues                                                    $316,494       $250,437        $607,026       $480,447

Cost of goods sold, including delivery                       205,874        164,991         393,876        314,990
                                                            --------       --------        --------       --------

Gross profit                                                 110,620         85,446         213,150        165,457

Selling, general & administrative expenses                    87,983         68,221         168,018        129,536
                                                            --------       --------        --------       --------

Operating income                                              22,637         17,225          45,132         35,921

Other income                                                   2,528          2,171           4,654          4,195

Interest expense                                                  26             37              52            108
                                                            --------       --------        --------       --------

Income before income taxes                                    25,139         19,359          49,734         40,008

Income taxes                                                   8,554          6,549          16,917         13,896
                                                            --------       --------        --------       --------

Net income                                                  $ 16,585       $ 12,810        $ 32,817       $ 26,112
                                                            ========       ========        ========       ========
Net income per common and common
     equivalent share                                       $   0.19       $   0.15        $   0.38       $   0.30
                                                            ========       ========        ========       ========

Weighted average number of common
     and common equivalent shares                             87,500         86,800          87,500         86,200
                                                            ========       ========        ========       ========

                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                                 December 31,
                                                                          -------------------------
                                                                            1996             1995
                                                                          --------         --------
Cash flows from operating activities:
     Cash received from customers                                         $589,429         $457,152
     Cash paid to suppliers and employees                                 (545,399)        (437,679)
     Interest received                                                       1,737            1,116
     Interest paid                                                             (52)            (108)
     Income taxes paid                                                     (14,068)          (1,155)
                                                                          --------         --------
          Net cash provided by operating activities                         31,647           19,326

Cash flows from investing activities:
     Capital expenditures                                                  (25,636)         (30,292)
     Short-term investments                                                 (4,790)           8,216
     Proceeds from sale of property and equipment                              183              196
     Issuance of notes receivable and other                                   (637)          (4,140)
                                                                          --------         --------
          Net cash used in investing activities                            (30,880)         (26,020)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                  4,429            2,456
                                                                          --------         --------
          Net cash provided by financing activities                          4,429            2,456

Effect of exchange rate changes on cash                                       (461)            (885)
                                                                          --------         --------
Net increase (decrease) in cash and cash equivalents                         4,735           (5,123)

Cash and cash equivalents, beginning of period                              11,693           11,080
                                                                          --------         --------

Cash and cash equivalents, end of period                                  $ 16,428         $  5,957
                                                                          ========         ========
Reconciliation of net income to net cash provided by
   operating activities:
     Net income                                                            $32,817          $26,112
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                      9,137            6,240
          (Gain) loss on sale of property and equipment                        (46)             111
          Provision for doubtful accounts and customer returns               6,124            4,886
          Increase in accounts receivable                                  (16,889)         (23,458)
          Increase in merchandise inventories                              (18,683)         (29,438)
          Decrease in prepaid expenses and other current assets              1,551            4,292
          Increase in accounts payable and accrued expenses                 14,321           21,433
          Increase in other liabilities                                      3,315            9,148
                                                                          --------         --------
                 Total adjustments                                          (1,170)          (6,786)
                                                                          --------         --------

Net cash provided by operating activities                                 $ 31,647         $ 19,326
                                                                          ========         ========

                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     Viking Office Products, Inc. ("Viking" or the "Company") operated nine distribution centers throughout the United States, two in Australia and seven in Europe. Operations in the foreign countries account for an increasing percentage of the Company's consolidated revenues and expenses, and an increasing amount of Viking's consolidated assets. The asset and liability accounts of Viking's foreign subsidiaries are translated for consolidated financial reporting purposes into United States Dollar amounts at period end exchange rates. Revenue and expense accounts are translated at weighted average exchange rates for the period. Foreign currency fluctuations did not materially impact the results of operations for the three months and six months ended December 31, 1996.

     The following table shows, for the periods indicated, the percentage relationships to revenues of items included in the Condensed Consolidated Statements of Income and the percentage changes in the dollar amounts of such items from period to period.

                                                                                                        Percentage
                                                                                                    Increase (Decrease)
                                            Three Months Ended          Six Months Ended      -------------------------------
                                               December 31,               December 31,            3 Months      6 Months
                                           --------------------       --------------------    --------------- ---------------
                                            1996          1995         1996          1995      1996 vs. 1995   1996 vs. 1995
                                           ------        ------       ------        ------    --------------- ---------------
Revenues                                    100.0%       100.0%       100.0%        100.0%          26.4%           26.3%

Cost of goods sold, including delivery       65.0%        65.9%        64.9%         65.6%          24.8%           25.0%
                                            ------       ------       ------        ------
Gross profit                                 35.0%        34.1%        35.1%         34.4%          29.5%           28.8%

Selling, general & administrative
 expenses                                    27.8%        27.2%        27.7%         26.9%          29.0%           29.7%
                                            ------       ------       ------        ------

Operating income                              7.2%         6.9%         7.4%          7.5%          31.4%           25.6%

Other income                                  0.8%         0.8%         0.8%          0.8%          16.4%           10.9%

Interest expense                              0.0%         0.0%         0.0%          0.0%            NA              NA
                                            ------       ------       ------        ------

Income before income taxes                    8.0%         7.7%         8.2%          8.3%          29.9%           24.3%

Income taxes                                  2.7%         2.6%         2.8%          2.9%          30.6%           21.7%
                                            ------       ------       ------        ------

Net income                                    5.3%         5.1%         5.4%          5.4%          29.5%           25.7%
                                            ------       ------       ------        ------


THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER
--------------------------------------------------------------------------------
31, 1995.
---------

    Revenues for the three months ended December 31, 1996 were $316.5 million, an increase of $66.1 million, or 26.4%, over the three months ended December 31, 1995. European revenues were $186.4 million, an increase of 41.6% over the comparable period of the prior year. European operations included the United Kingdom, The Republic of Ireland, France, Belgium, Luxembourg, The Netherlands and Germany. In Australia, revenues were $15.3 million, increasing 25.1% over last year. International operations accounted for more than 63% of the second quarter revenues. United States revenues were $114.8 million, an increase of 7.7% versus the same period last year. This slower growth rate was due primarily to lower selling prices of paper products. On a company-wide basis, during the three months ended December 31, 1996, the number of catalogs mailed increased 14.2%, the number of customers who purchased products increased 25.1% and the average revenue per customer increased by 1.0% since last year.

     Gross profit for the three months ended December 31, 1996 increased by $25.2 million, or 29.5% over last year. As a percentage of revenues, gross profit increased from 34.1% in the three months ended December 31, 1995 to 35.0% in the current quarter. The increase in gross profit is primarily attributable to decreases in the costs of paper products and higher volume rebates earned on inventory purchases.

     Selling, general and administrative expenses for the three months ended December 31, 1996 increased by $19.8 million, or 29.0% over the prior year. As a percentage of revenues, these expenses increased from 27.2% in the three months ended December 31, 1995 to 27.8% in the three months ended December 31, 1996. This increase was primarily due to higher expenses in Germany, lower than expected revenues in the United States and France, as well as start up and early operating expenses for new distribution centers in Europe and in the United States.

     Other income for the three months ended December 31, 1996 increased by $357,000, or 16.4% over the comparable period of the prior year. The three months ended December 31, 1996 included more cash discounts received on higher inventory purchases.

     Income taxes for the three months ended December 31, 1996 increased by $2.0 million due to higher pretax earnings. The effective tax rate increased from 33.8% for the three months ended December 31, 1995 to 34.0% for the current period.

     Consolidated net income for the quarter ended December 31, 1996 was $16.6 million, an increase of 29.5% over the comparable period of the prior year. Consolidated earnings per share were $.19 compared to $.15 last year.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
1995.
-----

     Revenues for the six months ended December 31, 1996 were $607.0 million, an increase of $126.6 million, or 26.3%, over the six months ended December 31, 1995. European revenues were $352.2 million, an increase of 41.9% over the prior year. European operations included the United Kingdom, The Republic of Ireland, France, Belgium, Luxembourg, The Netherlands and Germany. In Australia, revenues were $30.7 million, increasing 26.0% over last year. International operations accounted for more than 63% of the revenues for the six months ended December 31, 1996. United States revenues were $224.1 million, an increase of 7.9% over last year. This slower growth rate was due primarily to lower selling prices of paper products versus last year. On a company-wide basis, during the six months ended December 31, 1996, the number of catalogs mailed increased 16.6%, the number of customers who purchased products increased 22.0% and the average revenue per customer increased by 3.6% since last year.

     Gross profit for the six months ended December 31, 1996 increased by $47.7 million, or 28.8% over last year. As a percentage of revenues, gross profit increased from 34.4% in the six months ended December 31, 1995 to 35.1% in the current period. The increase in gross profit is primarily attributable to decreases in the costs of paper products and higher gross profit in the newer markets in Europe, as well as higher volume rebates earned on inventory purchases.

     Selling, general and administrative expenses for the six months ended December 31, 1996 increased by $38.5 million, or 29.7% over the prior year. As a percentage of revenues, these expenses increased from 26.9% in the six months ended December 31, 1995 to 27.7% in the six months ended December 31, 1996. This percentage increase was primarily due to higher expenses in Germany, lower than expected revenues in the United States and France, as well as start up and early operating expenses for new distribution centers in Europe and in the United States.

     Other income for the six months ended December 31, 1996 increased by $459,000, or 10.9% over the comparable period of the prior year. This year included more cash discounts received on higher inventory purchases.

     Income taxes for the six months ended December 31, 1996 increased by $3.0 million due to higher pretax earnings. The effective tax rate decreased from 34.7% for the six months ended December 31, 1995 to 34.0% for the current period. This decrease was primarily attributable to the use of foreign losses available to offset domestic taxable income.

    Consolidated net income for the six months ended December 31, 1996 was $32.8 million, an increase of 25.7% over the six months ended December 31, 1995. Consolidated earnings per share were $.38 compared to $.30 last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Viking's primary source of liquidity has been cash flow from operations. Viking believes that its existing cash and short-term investments, funds generated from operations and available credit under its revolving credit facility will be sufficient to finance its working capital requirements for the foreseeable future. At December 31, 1996, the Company had working capital of $166.5 million compared to $146.8 million at June 28, 1996. The improved working capital position primarily reflects increased net income, net of investing activities, which consisted primarily of capital expenditures. Cash provided by operating and financing activities that exceeded current working capital and capital expenditures requirements was invested in short-term marketable securities.

     Capital expenditures amounted to $25.6 million for first six months of fiscal 1997 as Viking continued to invest in domestic and international operations, particularly in Europe. Viking believes there are substantial opportunities throughout Europe to expand its business. In January 1997, Viking began cross border operations into Austria, and plans to enter Italy in calendar 1997. Capital expenditures related to expansion have been funded by cash from operations. In fiscal 1997, capital expenditures are expected to be between $50 million and $60 million.

     Viking has a revolving credit agreement which provides for an unsecured revolving credit facility up to $60 million through June 2001. Advances under this credit facility bear interest at the bank's base rate or, at the option of Viking, the LIBOR rate plus a percentage spread based upon certain defined ratios. In addition, Viking is required to pay a commitment fee of 1/8% on the total amount of the revolving credit facility. The availability of the line of credit is subject to Viking's maintenance of certain financial ratios. At December 31, 1996, no amounts were outstanding under this credit facility and the entire $60 million was available for borrowing.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

  (a) On January 20, 1997, the Board of Directors amended the Bylaws of the corporation to add provisions requiring shareholders to provide advance notice of business proposed to be brought before, and of nominations of directors to be made at, annual shareholder meetings, in order to help management of the corporation regulate the conduct of the annual meetings.

  Under the amended Bylaws, a shareholder must advise the corporation in writing at least 60 days but not more than 90 days prior to the proposed annual meeting date of the shareholder's intent to propose business to be acted upon at the meeting or to nominate one or more persons for election as directors. However, if the corporation fails to give notice or to make a public announcement of the date set for the annual meeting at least 70 days prior thereto, the shareholder's proposal or nomination must be received by the corporation no later than the tenth day following the date notice or public announcement of the date of the annual meeting is given. A shareholder is required to provide certain information with the notice, including the shareholder's stock holdings. Failure to give proper notice will result in denial of the shareholder's right to propose such business or make a nomination at the meeting.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders for Viking Office Products, Inc. was held on November 14, 1996. At the meeting, the shareholders elected a Board of Directors pursuant to management's nomination in the proxy statement dated October 3, 1996.

     At the meeting, the shareholders also voted to approve the President's Performance Based Bonus Plan and to ratify the selection of Deloitte and Touche as independent auditors.

     The vote on the proposal to adopt the President's Performance based Bonus plan was as follows:


               VOTES FOR              AGAINST           ABSTENTIONS
               ---------              -------           -----------
               64,757,320             545,541             112,757


     The vote on the proposal to ratify the selection of auditors was as follows:

               VOTES FOR              AGAINST           ABSTENTIONS
               ---------              -------           -----------
               68,182,090              32,343              26,103


ITEM 5. OTHER INFORMATION.

     On January 20, 1997, the Board of Directors adopted a Shareholder Rights Plan designed to assure that all Viking shareholders receive fair and equal treatment in the event of any proposed takeover of the Company, and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of Viking without paying all stockholders a control premium. The Board of Directors declared a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of common stock. The Rights have an exercise price of $150, trade automatically with shares of Viking common stock and are exercisable if a person or a group acquires 15% or more of Viking's common stock or announces a tender offer for 15% or more of the common stock. Each Right entitles the holder to purchase, at the Rights then current exercise price, a number of common shares of Viking (or, under certain circumstances, of the acquiring person or entity) having a market value of twice the Rights exercise price. Viking's board is entitled to redeem the Rights at $0.01 per Right at any time before the 10th day after a person has acquired 15% or more of the outstanding common stock. The dividend was distributed to shareholders of record on February 3, 1997. The Rights expire in ten years.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     3.6  Amendment to the Bylaws of the corporation

     27   Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     On January 31, 1997, the Company filed a report on Form 8-K containing a report on Item 5 with respect to the adoption of a Shareholder Rights Plan, which was adopted by the Board of Directors on January 20, 1997.

SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VIKING OFFICE PRODUCTS, INC.



DATE:  February 7, 1997             BY:  /s/ Frank R. Jarc
                                       -------------------------
                                       Executive Vice President,
                                       Chief Financial Officer


                                    BY:  /s/ Keith Bjelajac
                                       -------------------------
                                       Corporate Controller