Form 10-Q
period 1997-03-31
VIKING OFFICE PRODUCTS INC
filed 1997-05-14
CIK 859303

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  0-18237

                         VIKING OFFICE PRODUCTS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          California                                     95-2082946
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                             879 West 190th Street
                                P. O. Box 61144
                        Los Angeles, California  90061
                ----------------------------------------------
                   (Address of Principal Executive Offices)
                                  (Zip Code)

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

YES  X   NO
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     CLASS                   OUTSTANDING AT MAY 12, 1997
     -----                   ---------------------------

  Common Stock                       83,761,035

PART I -    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
            --------------------

                  VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS

                                                                March 31,   June 28,
                                                                 1997         1996
                                                             -----------  -----------
Current assets:
     Cash and cash equivalents                                $  46,499    $  11,693
     Short-term investments                                      29,512       33,068
     Accounts receivable, net                                   149,681      121,061
     Merchandise inventories                                    101,139       81,753
     Prepaid catalog costs                                       12,388       17,831
     Prepaid expenses and other current assets                    3,568        3,430
                                                              ---------    ---------
          Total current assets                                  342,787      268,836
                                                              ---------    ---------

Property and equipment, net                                     113,436       95,231

Other assets:
     Deposits and other assets                                    7,167        6,590
     Intangible assets, net                                      28,309       28,984
                                                              ---------    ---------
          Total other assets                                     35,476       35,574
                                                              ---------    ---------

                 Total assets                                 $ 491,699    $ 399,641
                                                              =========    =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                    $ 126,490    $  91,975
     Sales and value added taxes payable                          5,755        3,956
     Income taxes payable                                        34,088       26,149
                                                              ---------    ---------
          Total current liabilities                             166,333      122,080
                                                              ---------    ---------

Deferred income taxes                                             2,532        2,532

Stockholders' equity:
     Common stock                                               103,521       98,567
     Unamortized value of long-term incentive stock grant        (4,015)      (4,346)
     Retained earnings                                          235,287      181,722
     Cumulative foreign currency translation adjustment         (11,959)        (914)
                                                              ---------    ---------
          Total stockholders' equity                            322,834      275,029
                                                              ---------    ---------

                 Total liabilities and stockholders' equity   $ 491,699    $ 399,641
                                                              =========    =========

                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                             Three Months Ended     Nine Months Ended
                                                 March 31,              March 31,
                                             -------------------   -------------------
                                               1997       1996        1997       1996
                                             --------   --------   --------   --------
Revenues                                     $353,083   $306,828   $960,109   $787,275

Cost of goods sold, including delivery        231,890    202,287    625,766    517,277
                                             --------   --------   --------   --------

Gross profit                                  121,193    104,541    334,343    269,998

Selling, general & administrative expenses     93,825     80,218    261,843    209,754
                                             --------   --------   --------   --------

Operating income                               27,368     24,323     72,500     60,244

Other income, net of interest expense           2,264      2,157      6,866      6,244
                                             --------   --------   --------   --------

Income before income taxes                     29,632     26,480     79,366     66,488

Provision for income taxes                      8,884      8,335     25,801     22,231
                                             --------   --------   --------   --------

Net income                                   $ 20,748   $ 18,145   $ 53,565   $ 44,257
                                             ========   ========   ========   ========

Net income per common and common
     equivalent share                        $   0.24   $   0.21   $   0.62   $   0.51
                                             ========   ========   ========   ========

Weighted average number of common
     and common equivalent shares              87,000     87,250     87,050     86,330
                                             ========   ========   ========   ========

                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                Nine Months Ended
                                                                                    March 31,
                                                                             ----------------------
                                                                                1997         1996
                                                                             ----------------------
Cash flows from operating activities:
     Cash received from customers                                            $ 921,923    $ 747,425
     Cash paid to suppliers and employees                                     (838,610)    (707,247)
     Interest received                                                           1,267        1,564
     Interest paid                                                                 (93)        (268)
     Income taxes paid                                                         (18,665)      (1,070)
                                                                             ----------------------
          Net cash provided by operating activities                             65,822       40,404

Cash flows from investing activities:
     Capital expenditures                                                      (34,754)     (44,693)
     Short-term investments                                                      3,556       17,889
     Proceeds from sale of property and equipment                                  209          199
     Issuance of notes receivable and other                                       (581)      (3,997)
                                                                             ----------------------
          Net cash used in investing activities                                (31,570)     (30,602)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                      5,745        4,551
                                                                             ----------------------
          Net cash provided by financing activities                              5,745        4,551

Effect of exchange rate changes on cash                                         (5,191)      (1,247)
                                                                             ----------------------
Net increase in cash and cash equivalents                                       34,806       13,106

Cash and cash equivalents, beginning of period                                  11,693       11,080
                                                                             ----------------------

Cash and cash equivalents, end of period                                     $  46,499    $  24,186
                                                                             ======================

Reconciliation of net income to net cash provided by operating activities:
     Net income                                                              $  53,565    $  44,257
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                         14,074        9,869
          Loss on sale of property and equipment                                    94          111
          Provision for doubtful accounts and customer returns                   9,343        8,290
          Increase in accounts receivable                                      (40,413)     (40,950)
          Increase in merchandise inventories                                  (21,362)     (25,942)
          Decrease in prepaid expenses and other current assets                  4,936        1,329
          Increase in accounts payable and accrued expenses                     34,171       20,528
          Increase in other liabilities                                         11,414       22,912
                                                                             ----------------------
                 Total adjustments                                              12,257       (3,853)
                                                                             ----------------------

Net cash provided by operating activities                                    $  65,822    $  40,404
                                                                             ======================

                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (UNAUDITED)

1.   FINANCIAL STATEMENTS

          The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended June 28, 1996.

          The June 28, 1996 Consolidated Balance Sheet was derived from the audited Consolidated Balance Sheet at June 28, 1996, which was incorporated by reference in the Company's annual report on Form 10-K.

          In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which is effective for the Company beginning July 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect of SFAS No. 123 on net income and earnings per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     Viking Office Products, Inc. ("Viking" or the "Company") operates ten distribution centers throughout the United States, two in Australia and seven in Europe. Operations in the foreign countries account for an increasing percentage of the Company's consolidated revenues and expenses, and an increasing amount of Viking's consolidated assets. The asset and liability accounts of Viking's foreign subsidiaries are translated for consolidated financial reporting purposes into United States Dollar amounts at period end exchange rates. Revenue and expense accounts are translated at weighted average exchange rates for the period. Foreign currency fluctuations did not materially impact the results of operations for the three months and nine months ended March 31, 1997.

     The following table shows, for the periods indicated, the percentage relationships to revenues of items included in the Consolidated Statements of Income and the percentage changes in the dollar amounts of such items from period to period.
[CAPTION]

                                                                                             Percentage
                                          Three Months Ended    Nine Months Ended        Increase (Decrease)
                                                                                     ----------------------------
                                               March 31,            March 31,          3 Months       9 Months
                                          ----------------      -----------------    -------------   -------------
                                          1997        1996       1997       1996     1997 vs. 1996   1997 vs. 1996
                                          -----       -----      -----      -----    -------------   -------------
Revenues                                  100.0%      100.0%     100.0%     100.0%            15.1%           22.0%

Cost of goods sold, including delivery     65.7%       65.9%      65.2%      65.7%            14.6%           21.0%
                                          -----       -----      -----      -----

Gross profit                               34.3%       34.1%      34.8%      34.3%            15.9%           23.8%

Selling, general & administrative expenses 26.6%       26.2%      27.3%      26.6%            17.0%           24.8%
                                          -----       -----      -----      -----

Operating income                            7.7%        7.9%       7.5%       7.7%            12.5%           20.3%

Other income, net of interest expense       0.7%        0.7%       0.7%       0.7%             5.0%           10.0%
                                          -----       -----      -----      -----            -----           -----

Income before income taxes                  8.4%        8.6%       8.2%       8.4%            11.9%           19.4%

Income taxes                                2.5%        2.7%       2.6%       2.8%             6.6%           16.1%
                                          -----       -----      -----      -----

Net income                                  5.9%        5.9%       5.6%       5.6%            14.3%           21.0%
                                          =====       =====      =====      =====


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------
1996.
-----

     Revenues for the three months ended March 31, 1997 were $353.1 million, an increase of $46.3 million, or 15.1%, over the three months ended March 31, 1996. European revenues were $207.5 million, an increase of 19.0% over the comparable period of the prior year. European operations included the United Kingdom, The Republic of Ireland, France, Belgium, Luxembourg, The Netherlands, Germany and Austria. Growth in Europe was affected by fewer billing days and a stronger translated dollar. In Australia, revenues were $15.9 million, increasing 10.8% over last year. International operations accounted for more than 63% of third quarter revenues. Revenues in the United States were $129.7 million this quarter, an increase of 9.8% versus the same period last year. U.S. growth rate was impacted by one less billing day, and by lower selling prices of paper products. On a day for day basis, revenues in the United States grew 11.5%. On a company-wide basis, during the three months ended March 31, 1997, the number of catalogs mailed increased 20.0%, the number of customers who purchased products increased 15.0%, while the average revenue per customer was unchanged between periods.

     Gross profit for the three months ended March 31, 1997 increased by $16.7 million, or 15.9% over last year. As a percentage of revenues, gross profit increased from 34.1% in the three months ended March 31, 1996 to 34.3% in the current quarter. The increase in gross profit is primarily attributable to decreases in the costs of paper products and higher volume rebates earned on inventory purchases.

     Selling, general and administrative expenses for the three months ended March 31, 1997 increased by $13.6 million, or 17.0% over the prior year. As a percentage of revenues, these expenses increased slightly from 26.2% in the three months ended March 31, 1996 to 26.6% in the three months ended March 31, 1997. This increase was primarily due to higher expenses in Germany compared to other more established countries, lower than expected revenues in the United States, the United Kingdom and France, as well as start up and early operating expenses for new distribution centers in Europe and in the United States.

     Income taxes for the three months ended March 31, 1997 increased by $549,000 due to higher pretax earnings. The effective tax rate decreased from 31.5% for the three months ended March 31, 1996 to 30.0% for the current period. This decrease is attributable to the implementation of tax strategies in certain European countries.

     Consolidated net income for the quarter ended March 31, 1997 was $20.7 million, an increase of 14.3% over the comparable period of the prior year. Consolidated earnings per share were $.24 compared to $.21 last year.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
----------------------------------------------------------------------------
1996.
-----

     Revenues for the nine months ended March 31, 1997 were $960.1 million, an increase of $172.8 million, or 22.0%, over the nine months ended March 31, 1996. European revenues were $559.7 million, an increase of 32.4% over the prior year. European operations included the United Kingdom, The Republic of Ireland, France, Belgium, Luxembourg, The Netherlands, Germany and Austria. In Australia, revenues were $46.5 million, increasing 20.4% over last year. United States revenues were $353.9 million, an increase of 8.5% over last year. This slower U.S. growth rate was due primarily to lower selling prices of paper products versus last year. On a company-wide basis, during the nine months ended March 31, 1997, the number of catalogs mailed increased 17.9%, the number of customers who purchased products increased 17.6% and the average revenue per customer increased by 3.7% since last year.

     Gross profit for the nine months ended March 31, 1997 increased by $64.3 million, or 23.8% over last year. As a percentage of revenues, gross profit increased from 34.3% in the nine months ended March 31, 1996 to 34.8% in the current period. The increase in gross profit is primarily attributable to decreases in the costs of paper products, higher gross profit in the newer markets in Europe, and higher volume rebates earned on inventory purchases.

     Selling, general and administrative expenses for the nine months ended March 31, 1997 increased by $52.1 million, or 24.8% over the prior year. As a percentage of revenues, these expenses increased from 26.6% in the nine months ended March 31, 1996 to 27.3% in the nine months ended March 31, 1997. This percentage increase was primarily due to higher expenses in Germany compared to other more established countries, lower than expected revenues in the United States, the United Kingdom and France, as well as start up and early operating expenses for new distribution centers in Europe and in the United States.

     Other income, net of interest expense, for the nine months ended March 31, 1997 increased by $622,000, or 10.0% over the comparable period of the prior year. This year included more cash discounts received on higher inventory purchases.

     Income taxes for the nine months ended March 31, 1997 increased by $3.6 million due to higher pretax earnings. The effective tax rate decreased from 33.4% for the nine months ended March 31, 1996 to 32.5% for the current period. This decrease is attributable to the implementation of tax strategies in certain European countries.

     Consolidated net income for the nine months ended March 31, 1997 was $53.6 million, an increase of 21.0% over the nine months ended March 31, 1996. On a per share basis, earnings were $.62 compared to $.51 last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Viking's primary source of liquidity has been cash flow from operations. Viking believes that its existing cash and short-term investments, funds generated from operations and available credit under its revolving credit facility will be sufficient to finance its working capital requirements for the foreseeable future. At March 31, 1997, the Company had working capital of $176.5 million compared to $146.8 million at June 28, 1996. The improved working capital position primarily reflects increased cash provided by operations, net of investing activities, which consisted primarily of capital expenditures.
Cash provided by operating and financing activities that exceeded current working capital and capital expenditures requirements was invested in short-term marketable securities.

     Capital expenditures amounted to $34.8 million for first nine months of fiscal 1997 as Viking continued to invest in domestic and international operations, particularly in Europe. During this quarter, Viking began cross border operations into Austria and opened a tenth U.S. distribution center in Denver, Colorado. Later in calendar 1997, the Company plans to open a third distribution center in the United Kingdom, and begin operations in Italy. Capital expenditures related to expansion have been funded by cash from operations. In fiscal 1997, capital expenditures are expected to be between $50 million and $60 million.

     Viking has a revolving credit agreement which provides for an unsecured revolving credit facility up to $60 million through June 2001. Advances under this credit facility bear interest at the bank's base rate or, at the option of Viking, the LIBOR rate plus a percentage spread based upon certain defined ratios. In addition, Viking is required to pay a commitment fee of 1/8% on the total amount of the revolving credit facility. The availability of the line of credit is subject to Viking's maintenance of certain financial ratios. At March 31, 1997, no amounts were outstanding under this credit facility and the entire $60 million was available for borrowing.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     Viking Office Products, Inc. ("Viking") has begun entering into agreements with each of its officers and certain other employees, which provide for payments to them in the event of a change in control of Viking. Under the agreements, the officer or employee will be entitled to certain payments from Viking if such person's employment is terminated following a change in control of Viking, unless such termination is (i) because of such person's death or disability, (ii) by Viking for "Cause" (as defined in the agreements) or (iii) by the officer or employee other than for "Good Reason" (as defined in the agreements). No termination benefit is required to be paid if the officer's or employee's employment terminates prior to a change in control of Viking.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

10.1 Form of Letter Agreement, dated May 12, 1997, between the registrant and Irwin Helford.

10.2 Form of Letter Agreement, dated May 12, 1997, between the registrant and Bruce Nelson.

10.3 Form of Letter Agreement, dated May 12, 1997, between the registrant and Frank R. Jarc.

10.4 Form of Letter Agreement, dated May 12, 1997, between the registrant and certain of its officers.

10.5 Form of Letter Agreement, dated May 12, 1997, between the registrant and certain employees.

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


                                            VIKING OFFICE PRODUCTS, INC.



DATE:  May 12, 1997                         BY:   /s/ Frank R. Jarc
                                                --------------------------------
                                                Frank R. Jarc
                                                Executive Vice President,
                                                Chief Financial Officer


                                            By:   /s/ Keith Bjelajac
                                               ---------------------------------
                                               Keith Bjelajac
                                               Corporate Controller