Form 10-K405
period 1997-06-27
VIKING OFFICE PRODUCTS INC
filed 1997-09-22
CIK 859303

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 27, 1997.
                               -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to                .
                                    ---------------    ---------------

Commission file number 0-18237
                       -------

                         VIKING OFFICE PRODUCTS, INC.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

         California                                         95-2082946
        ------------                                       ------------
   (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                        Identification No.)

      950 West 190th Street, Torrance, California               90502
      -------------------------------------------            ------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported on The Nasdaq National Market on September 18, 1997, is approximately $1,810,280,592. In determining the market value of the voting stock held by non-affiliates, shares of Common Stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                         Number of shares outstanding on
           Class                                September 18, 1997
           -----                         -------------------------------
       Common Stock                             84,039,343 shares
                                                ----------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Items 5, 6, 7 and 8 of this form is incorporated by reference from the registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997.

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 13, 1997.

                             CROSS REFERENCE SHEET

     The following table identifies information incorporated by reference into
Part II of this report from the registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997 (the "Annual Report")/1/:



PART II ITEM                  INCORPORATED BY REFERENCE FROM
------------                  ------------------------------
Item 5.  Market for the       Annual Report section entitled "Securities
-------                       Information" (page 38).
Registrant's Common Stock
and Related Stockholder
Matters

Item 6.  Selected             Annual Report section entitled "Financial
------                        Highlights" (page 2).
Financial Data

Item 7.  Management's         Annual Report section entitled "Management's
------                        Discussion and Analysis of Financial Condition
Discussion and Analysis       and Results of Operations" (pages 21 through 23).
of Financial Condition and
Results of Operations

Item 8.  Financial            Pages 24 through 37 of the Annual Report.
------
Statements and
Supplementary Data

---------------
/1/ Viking utilizes a 52 or 53 week fiscal year ending on the last Friday in June. For clarity of presentation, Viking has described all periods presented as if the years ended on June 30.

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

     Viking offers a comprehensive selection of over 10,000 office products, including general office supplies, computer supplies, paper products, office furniture, selected business machines, janitorial and safety supplies and presentation supplies. Viking's strategy emphasizes frequent mailings of a variety of distinctive full color catalogs, "fanatical customer service", prompt order fulfillment and discounted prices. Viking believes that the majority of its sales are made in a range from 30% to 50% below manufacturers' suggested list prices. Viking uses data base marketing techniques to personalize many of its mailings.

     In the United States, Viking operates four full-service and six satellite distribution centers that are strategically located to serve customers throughout the 48 contiguous states, including a new satellite facility in Denver, Colorado (opened in March 1997). Viking's satellite facilities serve primarily as order fulfillment centers and perform a smaller range of functions than Viking's full-service centers. Each satellite facility is supported by a full-service distribution center in a neighboring region.

     In Europe, Viking operates full-service distribution centers in Leicester, England, which opened in fiscal 1991, London, England, which opened in July 1994, and Dublin, Ireland, which opened in December 1995. Since fiscal 1992, Viking has operated a full-service distribution center in Paris, France, serving France, Belgium and Luxembourg. Since April 1995, Viking has operated a call center in Venlo, Holland, serving The Netherlands, Germany and Austria. Viking's Venlo facility also serves as Viking's European headquarters, housing corporate and administrative offices. Viking opened a separate satellite distribution center in Utrecht, Holland, in August 1996. In November 1995, Viking opened a satellite distribution center near Frankfurt, Germany, and, in December 1996, opened a satellite distribution center in Munich, Germany, which also handles cross-border shipping into Austria. In August 1997, Viking opened a satellite distribution center in Manchester, England, and anticipates opening a distribution center and a call center in Italy during fiscal 1998. Viking intends to continue to evaluate a further expansion of its European operations, including cross-border shipping into other countries.

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

     For the fiscal year ended June 30, 1997, Viking had revenues of $1.3 billion, with $472.2 million generated from operations in the United States, $749.2 million from operations in Europe and $64.9 million from operations in Australia. Sales by Viking's foreign businesses are made in the local currencies and translated into U.S. dollars for financial statement presentation. Therefore, the results of foreign subsidiaries included in Viking's consolidated financial statements are affected by fluctuations in the value of the U.S. dollar as compared to the local currencies of the foreign subsidiaries. For financial information about Viking's operations by geographic segment, see Note 9 of Notes to Consolidated Financial Statements incorporated by reference in
Item 8 of this report.

     Viking was organized as a California corporation in 1960. Viking is currently in the process of relocating its principal executive offices to its new world headquarters at 950 West 190th Street, Torrance, California 90502. Viking's telephone number is (310) 225-4500. As used herein, the term "Viking" refers to Viking Office Products, Inc., its wholly-owned subsidiaries and its predecessor, unless otherwise indicated.

CATALOG PUBLICATION

     GENERAL

     Viking uses its various catalogs to market directly to both existing and prospective customers. Each catalog is printed in full color with an effective selling presentation, including pictures and narrative descriptions that emphasize key product benefits and features. In addition, in most countries, the catalogs typically compare the manufacturers' suggested list price with Viking's discount price to illustrate the savings offered. Viking has developed a consistent and distinctive style for its catalogs. The catalogs are produced in-house by Viking's designers, writers and production artists and are printed by a commercial printer. Viking uses a computer based catalog creation system for the development of all of its catalogs. The system reduces the time required to produce a catalog and provides for greater flexibility and creativity in catalog production.

     CATALOG PROGRAMS

     Viking's regular catalog mailings include a monthly sale catalog, which is mailed to all active customers and contains Viking's most popular items, and specialty catalogs which are delivered to selected customers monthly. Selected items in these catalogs are offered at sale prices reduced from Viking's regular discount prices. A complete "Buyers Guide" is delivered to customers every six months and contains all of the products offered by Viking at its regular discount prices. The current edition of Viking's Buyers Guide for United States customers is over 560 pages and features over 10,000 items, while the Buyers Guides for Europe and Australia are somewhat smaller. Prospecting catalogs with sale prices specially designed to acquire new customers are mailed frequently.

     Viking currently has 13 different specialty catalogs, including catalogs dedicated to office furniture, computer supplies, custom printed business forms and stationery, paper products, shipping and warehouse supplies (including cleaning and janitorial products) and presentation supplies (including transparencies and overhead slides). Other specialty catalogs are being considered and may be introduced in the future. Substantially all of Viking's specialty catalogs have been introduced in the United Kingdom and France, and are being gradually introduced throughout the remainder of Viking's European and Australian markets. During fiscal 1997, Viking introduced an electronic catalog on the Internet for United States customers, and international customers can also obtain local catalogs using the Internet.

     During fiscal 1997, Viking mailed approximately 191 million copies of over 100 different catalogs, with approximately 55% mailed to existing customers. The following table shows the approximate number of catalogs mailed by Viking during the five years ended June 30, 1997:

                                                   YEAR ENDED JUNE 30,
                                      ----------------------------------------------
                                       1993     1994      1995      1996      1997
                                      ------   -------   -------   -------   -------
                                                      (In thousands)
Existing customers.................   41,970    56,507    74,091    81,255   104,967
Prospects and inactive customers...   53,961    59,784    66,583    73,897    86,021
                                      ------   -------   -------   -------   -------
  Total catalogs mailed............   95,931   116,291   140,674   155,152   190,988
                                      ======   =======   =======   =======   =======

MARKETING

     Viking's marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. The following table shows certain information with respect to Viking's customer population during the five years ended June 30, 1997:

                                                             YEAR ENDED JUNE 30,
                                        --------------------------------------------------------------
                                           1993         1994         1995         1996         1997
                                        ----------   ----------   ----------   ----------   ----------
Total active customers (1)...........    1,010,000    1,240,000    1,530,000    1,918,000    2,235,000
Average annual revenues per active
 customer (during the fiscal year)...         $445         $456         $531         $550         $576

________________
(1) An active customer has made at least one purchase during the preceding 12 months.

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

DISTRIBUTION CENTERS

     GENERAL

     Viking currently maintains ten distribution centers in the United States, seven in Europe and two in Australia. Viking believes that, as a result of its network of distribution centers, it is within one or two business days' surface delivery of over 95% of the small and medium-sized businesses in the continental United States, the United Kingdom, Ireland, France, The Netherlands and Germany. Viking also believes that its use of regional distribution centers enhances Viking's domestic marketing efforts due to a preference on the part of many customers to obtain products from local or regional sources. Viking opened a satellite distribution center in Manchester, England, in August 1997, and anticipates opening a distribution center and a call center in Italy in fiscal 1998. Other satellite distribution centers are being considered for the United States and elsewhere.

     Each distribution center maintains a complete inventory of the products offered to Viking's customers other than custom printed items and large furniture. Furniture such as chairs, chair mats and typing stands, which may be shipped by national parcel carriers, is stocked at each distribution center. Larger furniture, such as desks and filing cabinets, is shipped primarily from the manufacturer directly to Viking's customer. Viking has entered into arrangements with its furniture suppliers intended to assure that shipment is made within five business days of the receipt of the customer's order.

     ORDER ENTRY AND FULFILLMENT

     Viking attempts to make purchasing office products as convenient as possible for small and medium-sized businesses. Since many customer orders are received by telephone, the efficient handling of calls is an extremely important aspect of Viking's business. Viking offers a toll-free telephone number which automatically directs calls to the full-service call center closest to the customer or, if all order entry representatives at the local call centers in the United States are busy, to an overflow call center. Calls are received by well-trained order entry representatives who utilize personal computer workstations to enter customer orders into the fully computerized order processing systems. The order entry representatives use these systems, including proprietary applications developed by Viking, to access detailed data about all of Viking's products, pricing, promotions and each customer's order history in order to provide better service, answer customer questions and suggest additional products that could be used with the products ordered. In addition to telephone orders, Viking also receives orders by mail and through toll-free fax lines.

     Viking has achieved efficiencies in order entry and fulfillment which permit the shipment of over 98% of all orders on the day received and the shipment of substantially all remaining orders on the following business day. Viking has installed an automated fulfillment system in three of its facilities in Europe and two in the United States, and plans to install this system in additional facilities in the United States, Europe and Australia during fiscal 1998. Viking believes that the new automated fulfillment system, which uses conveyors to fill orders into environmentally friendly packaging, minimizes breakage, improves productivity and expands the capacity of the distribution centers.

     Viking provides same-day delivery to customers located in the vicinity of its distribution centers in the United States, Europe and Australia, with delivery typically made within four hours of Viking's receipt of the order. This service is provided without additional charge on orders meeting a minimum amount. During fiscal 1998, Viking intends to expand the geographic areas served by this program.

     Orders generally are shipped by national parcel carriers, various freight lines and local carriers. Because customers are serviced from the nearest distribution center, Viking estimates that most customers receive their orders (other than custom printed items and large furniture shipped directly by the manufacturer) on the same day or within one or two business days of the order date. Back orders, i.e., orders for products which are not in stock at the distribution center where the order is taken, average less than 1% of total orders. Viking provides free delivery on all orders exceeding an applicable minimum order amount, which varies by country.

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

     As part of its commitment to customer service, Viking allows a product to be returned for any reason whatsoever, free of charge, within 30 days after the date of purchase, and Viking provides a one-year guarantee on all products. At the customer's request, Viking will arrange for the pick-up of products to be returned and pay all return shipping costs. Management believes that Viking's convenient return policies help overcome a customer's initial reluctance to ordering products from a catalog. For the fiscal years ended June 30, 1997 and June 30, 1996, total returns and allowances were approximately 5.6% and 6.1% of gross sales, respectively.

MERCHANDISING

     Viking offers a comprehensive selection of over 10,000 office products, including general office supplies, computer supplies, paper products, office furniture, selected business machines, janitorial and safety supplies and presentation supplies. Merchandise consists largely of brand name items, but also includes certain items, such as xerographic paper, legal pads and ring binders, which meet Viking's quality standards and are offered under the Viking label. Viking's merchandising strategy is to maintain a product selection broad enough to satisfy its customers' everyday office needs and to offer these products at discount prices. Viking believes that the majority of its sales are made at prices in a range of 30% to 50% below manufacturers' suggested list prices. The following table shows sales by each major product group as a percentage of total sales for fiscal 1995, 1996 and 1997:

                                                        PERCENTAGE OF SALES
                                                       ----------------------
                                                        YEAR ENDED JUNE 30,
                                                       ----------------------
                                                        1995    1996    1997
                                                       ------   -----   -----
General office supplies and business machines (1)...      73%     75%     74%
Computer supplies (2)...............................      16      17      18
Furniture (3).......................................      11       8       8
                                                        ----    ----    ----
                                                         100%    100%    100%
                                                        ====    ====    ====

_______________
(1) Business machines offered by Viking include calculators, adding machines, typewriters, telephones, facsimile machines and compact copiers.
(2) Includes paper, diskettes, ribbons, furniture and other computer-related supplies and accessories.
(3)  Includes chairs, desks, tables, partitions and filing and storage cabinets.

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

MANAGEMENT INFORMATION SYSTEMS

     Viking has committed significant resources to the development of a sophisticated proprietary computer system involving all aspects of Viking's business. Each full-service regional distribution center processes order entry, order fulfillment, inventory management and customer service functions. By handling all order entry and fulfillment functions regionally, Viking can provide faster order entry and fulfillment and better customer service. Viking believes that, because of its distributed structure and centralized control, the loss of any regional computer system would not have a material impact on its operations. Data processing operations at Viking's European and Australian distribution centers generally are handled in the same manner as domestic data processing operations.

COMPETITION

     Viking operates in a highly competitive environment. In its targeted market of small to medium-sized businesses, Viking believes that its principal competitors are other direct marketing companies, traditional office products dealers and office products superstores. To a lesser extent, Viking also competes with contract stationers, which traditionally serve larger businesses, mass merchandisers and warehouse clubs. Some of Viking's competitors are larger and have greater financial resources and buying power than Viking.

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

     Direct marketing of office products in the United Kingdom is much less common than in the United States. Viking believes that its principal direct marketing competitor in the United Kingdom is Neat Ideas, a subsidiary of Boise Cascade Office Products. Direct marketing of office products is well-established in France, and Viking has encountered strong competition from existing direct marketing companies. Viking believes that its principal direct marketing competitors in France are J.M. Bruneau, JPG (a subsidiary of Boise Cascade Office Products), and Gaspard and Guilbert. In Germany, where sales of office products have typically been handled by many small, independent distributors, Viking believes that its principal direct marketing competitor is Printus. Viking believes that direct marketing of office products did not exist in Australia to any material extent prior to Viking's entry into that market, but several contract stationers from the United States, including Boise Cascade, Corporate Express and U.S. Office Products, have expanded operations in Australia during fiscal 1997.

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

EMPLOYEES AND EMPLOYEE TRAINING

     Viking places great emphasis on employee training and seeks to instill in each employee a commitment to provide his or her best, honest and personal service to every customer, large or small. Viking conducts advanced training programs for all managers which impart and improve management skills. In addition, Viking's executive officers meet with all employees at its call centers and distribution centers at least once each year.

     Viking considers its relations with its employees to be excellent. At September 2, 1997, Viking employed 3,226 persons on a full-time basis, of whom 628 were engaged in management and administration, 1,456 were engaged in order processing, customer service, credit collection and creative services and 1,142 were engaged in warehouse and distribution operations. None of Viking's employees is covered by a collective bargaining agreement.

STATE SALES TAXES

     Viking collects sales taxes only in the nine states in which it has operating facilities in the United States. Viking sells products to customers in all states of the United States other than Alaska and Hawaii. From time to time, legislation has been proposed in Congress that would have the effect of requiring Viking to collect and remit sales taxes in each state where sales are consummated. The United States Supreme Court recently ruled that, unless Congress enacts such legislation, vendors whose only contacts with the taxing state are by mail or common carrier (i.e., direct marketing companies with no physical presence in the state) are not required to collect and remit sales taxes. Any changes in applicable law that would require Viking to collect sales taxes in states where it has no physical presence would impose some additional costs and administrative burdens.

ITEM 2:   PROPERTIES
          ----------

     Viking is in the process of moving into a 180,000 square foot facility owned by Viking in Torrance, California. This facility will serve as Viking's world headquarters and will house corporate and administrative offices, a call center and certain other functions currently handled at Viking's Los Angeles distribution center. Viking's previous headquarters were located in Gardena, California, and consisted of approximately 54,000 square feet of office space. These offices were occupied pursuant to a lease which expires in November 1997.

     Since April 1995, Viking has operated a call center in Venlo, Holland, serving The Netherlands, Germany and Austria. Viking's Venlo facility, which consists of approximately 77,000 square feet and is owned by Viking, also serves as Viking's European headquarters, housing corporate and administrative offices.

     The following table sets forth certain information regarding Viking's distribution centers:

                                           SQUARE    OWNED OR
         LOCATION               TYPE        FEET      LEASED                LEASE TERM
-------------------------   ------------   -------   --------   -----------------------------------
Los Angeles, CA(1)          Full-service   105,000    Leased    Expires in November 1998, with
                                                                option to renew for two successive
                                                                five year periods.

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

Hartford (East              Full-service   143,000    Leased    Expires in June 2006.
 Windsor), CT

Jacksonville, FL            Satellite       76,800    Owned

Tukwila (Seattle), WA       Satellite       75,000    Leased    Expires in February 2000, with
                                                                option to renew for three
                                                                successive three year periods.

Brooklyn Center             Satellite       51,000    Leased    Expires in April 2000, with
 (Minneapolis), MN                                              option to renew for two
                                                                consecutive two year periods.

Jessup, MD (Baltimore       Satellite       61,000    Leased    Expires in July 2000, with option
 and Washington,                                                to renew for two consecutive two
 D.C.)                                                          year periods.

Hayward (San                Satellite       59,600    Leased    Expires in February 2001, with
 Francisco), CA                                                 option to renew for two
                                                                consecutive three year periods.

                                           SQUARE    OWNED OR
         LOCATION               TYPE        FEET      LEASED                LEASE TERM
-------------------------   ------------   -------   --------   -----------------------------------
Denver, CO                  Satellite       75,000    Leased    Expires in December 2003, with
                                                                option to renew for one three
                                                                year period.

Leicester, England(2)       Full-service   115,000    Leased    Expires in 2011.

Leicester, England(2)       Full-service    86,000    Owned

London, England             Full-service   128,000    Owned

Manchester, England         Satellite      117,000    Owned

Dublin, Ireland             Full-Service    63,000    Leased    Expires in August 2015.

Paris, France               Full-service   240,000    Leased    Expires in December 2003.

GroBostheim                 Satellite      149,000    Leased    Expires in June 2005, with option
 (Frankfurt), Germany                                           to renew for one five year period.

Munich, Germany             Satellite      178,000    Leased    Expires in October 2007.

Beesd (Utrecht), The        Satellite       90,000    Leased    Expires in 2006
 Netherlands

Rydalmere (Sydney),         Full-service    85,000    Leased    Expires in September 1998, with
 Australia(3)                                                   option to renew for one five year
                                                                period.

Laverton (Melbourne),       Satellite       66,600    Owned
 Australia

Milan, Italy                Warehouse       56,000    Leased    Expires in January 2003, with
                                                                option to renew for one six year
                                                                period.

Milan, Italy                Office          12,000    Leased    Expires in February 2003, with
                                                                option to renew for one six-year
                                                                period.

___________________________
(1) Upon completion of Viking's relocation to its new world corporate headquarters, this facility will be converted into a satellite distribution center.
(2) These two facilities are located across the street from one another and together operate as Viking's Leicester full-service distribution center.
(3) During fiscal 1996, Viking purchased property in North Rocks (Sydney), Australia, of which it uses approximately 32,000 square feet as corporate offices. Viking is currently building a new full-service distribution center on this property to be occupied in fiscal 1998 upon the expiration of the lease for the current facility.

     Viking believes that, taking into account the planned relocations described above, its facilities are adequate for its current and near term operations.
For information regarding rental obligations, see Note 6 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of this report.

ITEM 3:   LEGAL PROCEEDINGS
          -----------------

     Viking is the defendant in an action that was filed on July 18, 1997, in the Circuit Court of Cook County, Illinois, as Pandolfi, Topolski, Weiss & Co.
                                               -------------------------------
Ltd., et al, vs. Viking Office Products, Inc. The plaintiffs allege misleading
---------------------------------------------
advertising with respect to Viking's insurance charges and are seeking to obtain, on behalf of themselves and a purported class of other potential plaintiffs, reimbursement for insurance charges paid by them over a four-year period (estimated by plaintiffs to be $25 million), injunctive relief, interest and costs of suit, including attorneys' fees. Viking believes that the action is without merit and will not have a material adverse effect on the financial position of Viking.

     Viking also is involved in various other legal proceedings arising in the normal course of its business. In the opinion of management, these matters will not, individually or in the aggregate, materially affect Viking's financial position or results of operations.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of Viking's security holders during the fourth quarter of the fiscal year covered by this report.

SUPPLEMENTAL ITEM:  EXECUTIVE OFFICERS
                    ------------------

     As of September 18, 1997, the executive officers of Viking were:


        NAME              AGE                         POSITION
-----------------------   ---   ----------------------------------------------------

  Irwin Helford            63   Chairman of the Board and Chief Executive Officer
  M. Bruce Nelson          52   President and Chief Operating Officer
  Frank R. Jarc            55   Executive Vice President and Chief Financial Officer
  Mark R. Brown            48   Vice President, Information Systems
  Graham Cundick           37   Vice President, European Merchandising
  Mark Muir                35   Vice President, Marketing
  Ronald W. Weissman       60   Vice President, Logistics
  Charlotte Wiethoff       34   Vice President, Administration and Secretary

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

     RONALD W. WEISSMAN was elected Vice President, Logistics, of Viking in August 1994. Prior to joining Viking, Mr. Weissman spent 27 years with United Stationers, most recently as Executive Vice President of Logistics.

     CHARLOTTE WIETHOFF was elected Vice President, Administration and Secretary in July 1997 and has been employed by Viking in various administrative positions since May 1989.

     Executive officers are elected by and serve at the discretion of the Board of Directors. No family relationships exist between any of the officers or directors of Viking.

                                    PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------------------

     The information required by this item is included in Viking's Annual Report to Shareholders for the fiscal year ended June 30, 1997 on page 38, under the caption "Securities Information". Said portion of the Annual Report is incorporated herein by reference.

ITEM 6:   SELECTED FINANCIAL DATA
          -----------------------

     The information required by this item is included in Viking's Annual Report to Shareholders for the fiscal year ended June 30, 1997 on page 2, under the caption "Financial Highlights". Said portion of the Annual Report is incorporated herein by reference.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The information required by this item is included on pages 21, 22 and 23 of Viking's Annual Report to Shareholders for the fiscal year ended June 30, 1997. Said portion of the Annual Report is incorporated herein by reference.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     Not applicable.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The information required by this item is included on pages 24 through 37 of Viking's Annual Report to Shareholders for the fiscal year ended June 30, 1997. Said portion of the Annual Report is incorporated herein by reference.

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

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information required by this item is set forth, in part, in the Supplemental Item "Executive Officers" in Part I of this report. The balance of the information required by this item is incorporated by reference from Viking's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held on November 13, 1997.

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

     The information required by this item is incorporated by reference from Viking's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held on November 13, 1997.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by this item is incorporated by reference from Viking's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held on November 13, 1997.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by this item is incorporated by reference from Viking's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held on November 13, 1997.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)1.     Financial Statements:
          --------------------

          The following financial statements are incorporated by reference from the registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997:

          Independent Auditors' Report
          Financial  Statements:
               Consolidated Balance Sheets as of June 30, 1997 and June 30, 1996 Consolidated Statements of Income for the years ended
                 June 30, 1997, June 30, 1996 and June 30, 1995
               Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, June 30, 1996 and June 30, 1995
               Consolidated Statements of Cash Flows for the years ended June
                 30, 1997, June 30, 1996 and June 30, 1995
               Notes to Consolidated Financial Statements

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

(b)       Reports on Form 8-K:
          --------------------

          The registrant did not file any Reports on Form 8-K for the last quarter of the fiscal year ended June 27, 1997.

(c)       Exhibits:
          ---------

          The following exhibits are filed as part of this report:

3.        Articles of Incorporation and Bylaws
          ------------------------------------

          3.1 Amended and Restated Articles of Incorporation of the registrant.(1)
          3.2 Certificate of Amendment of Articles of Incorporation dated January 10, 1992.(6)
          3.3 Certificate of Amendment of Articles of Incorporation dated May 11, 1994.(8)
          3.4 Certificate of Amendment of Articles of Incorporation dated May 1, 1996.(10)
          3.5  Amended and Restated Bylaws of the registrant.(1)

     3.6  Amendment to Bylaws dated January 20, 1997.(12)

4.   Instruments Defining the Rights of Security Holders
     ---------------------------------------------------

     4.1 Form of certificate representing shares of the registrant's Common Stock.(1)
     4.2 Certificate of Determination of Series A Junior Participating Preferred Stock.
     4.3 Rights Agreement, dated as of January 20, 1997, between the registrant and American Stock Transfer and Trust Company.(12)

10.  Material Contracts
     ------------------

     10.1 Credit Agreement, dated as of June 21, 1996, among the registrant, the Guarantors party thereto, the Banks party thereto and ABN AMRO Bank N.V., as Administrative Agent.(10)
     10.2 Lease, dated August 11, 1988, between Stephen Meadow and Figueroa Onroerend Goed N.V. and the registrant.(1)
     10.3 Lease, dated April 11, 1990, between LCV International Limited and Viking Direct Limited.(2)
     10.4 Lease, dated February 28, 1991, between Crowe-Statesman and the registrant.(3)
     10.5 Assignment and Assumption Agreement and Amendment to Sublease, dated July 1, 1991, among Easco Hand Tools, Inc., Pearson/Moore Development Company and the registrant.(4)
     10.6 Commercial Lease, dated October 12, 1993, between Society Des Entrepots Des Marechaux MacDonald-Ney S.A. and Viking Direct, SARL.(8)
     10.7 Lease Agreement, dated March 27, 1992, between Mario A. Segale, d/b/a Segale Business Park, and the registrant.(6)
     10.8 Lease, dated September 24, 1993, between Permanent Trustee Australia Limited and Viking Office Products PTY Limited.(8)
     10.9 Lease, dated December 1994, between 5001 Investment Limited Partnership and the registrant.(9)
     10.10 Lease, dated June 15, 1995, between OTR, an Ohio General
           Partnership, and the registrant.(9)
     10.11 Lease, dated July 10, 1995, between Hyundai Merchant Marine (America), Inc. and the registrant, together with amendment dated August 31, 1995.(9)
     10.12 Lease, dated May 4, 1995, between GAW Vermogensverwaltung and Viking Direct GmbH.(9)
     10.13 Lease Contracts for Office Premises between Roof Real Estate I B.V. and Viking Direct B.V.(9)
     10.14 Lease, dated January 5, 1996, between Mortimer Zuckerman and the registrant.(10)
     10.15 Form of Tenancy Agreement between DIBAG and Viking Direkt GmbH.
     10.16 Standard Industrial/Commercial Single-Tenet Lease-Net, dated August 8, 1996, between Pacifica Northeast Industrial Partnership and the registrant.
     10.17 Form of Indenture between Lydgrove Limited and Viking Direct Limited.
     10.18 Form of Commercial Lease between I.C.I.M. S.p.a. - Immobili Commerciali Industriali Mirabella and the registrant.

     10.19  Printing Agreement, dated May 31, 1996, between Quebecor Printing
            (USA), Inc. and the registrant.(10)
     10.20 European Printing Agreement, dated October 31, 1997, between BPC Catalogues Limited and the registrant.
     10.21* Employment Agreement, dated July 1, 1997, between Irwin Helford and the registrant.
     10.22* Long Term Stock Incentive Plan.(7)
     10.23* Amended and Restated 1989 Incentive Stock Option Plan.(5)
     10.24* 1991 Nonstatutory Stock Option Plan.(5)
     10.25* 1992 Directors' Stock Option Plan.(6)
     10.26* 1994 Employee Stock Purchase Plan.(1)
     10.27* 1997 Incentive Stock Option Plan.
     10.28* Form of Profit-Sharing Plan.(1)
     10.29* Form of Indemnification Agreement between the registrant and its directors and certain of its officers.(1)
     10.30* Form of letter agreement between the registrant and certain of its officers.(9)
     10.31* Chief Executive Officer Performance Based Bonus Plan, as amended. 10.32* President's Performance Based Bonus Plan, as amended.
     10.33* Form of letter agreement regarding change in control, dated May 12, 1997, between the registrant and each of Irwin Helford and M. Bruce Nelson.
     10.34* Form of letter agreement regarding change in control, dated May 12,
            1997, between the registrant and Frank R. Jarc.
     10.35* Form of letter agreement regarding change in control between the registrant and each of the registrant's vice presidents.

13.  Annual Report to Security Holders
     ---------------------------------

     13.1 Annual Report to Shareholders for the fiscal year ended June 30, 1997. (Such Annual Report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished solely for the information of the commission and is not to be deemed "filed" as part of this report.)

21.  Subsidiaries of the Registrant
     ------------------------------

     21.1  Subsidiaries of the registrant.(9)

23.  Consent of Independent Public Accountants
     -----------------------------------------

     23.1  Independent Auditors' Consent.

27.  Financial Data Schedule
     -----------------------

     27.1  Financial Data Schedule for the fiscal year ended June 30, 1997.
______________________
*    Management contract, compensatory plan or arrangement.

(1) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-33029) and incorporated by reference herein.
(2) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 1990 and incorporated by reference herein.
(3) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-40040) and incorporated by reference herein.
(4) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 28, 1991 and incorporated by reference herein.
(5) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-43974) and incorporated by reference herein.
(6) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 1992 and incorporated by reference herein.
(7) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 and incorporated by reference herein.
(8) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 and incorporated by reference herein.
(9) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated by reference herein.
(10) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 28, 1996 and incorporated by reference herein.
(11) Previously filed in the Exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996 and incorporated by reference herein.
(12) Previously filed in the Exhibits to the registrant's Current Report on Form 8-K dated January 31, 1997 and incorporated by reference herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VIKING OFFICE PRODUCTS, INC.


Date:  September 22, 1997          By:  /s/ Irwin Helford
                                        ----------------------------------------
                                        Irwin Helford, Chairman of the Board and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 22, 1997               /s/ Irwin Helford
                                        ----------------------------------------
                                        Irwin Helford, Chairman of the Board,
                                        Chief Executive Officer and Director


Date:  September 22, 1997               /s/ M. Bruce Nelson
                                        ----------------------------------------
                                        M. Bruce Nelson, President, Chief
                                        Operating Officer and Director


Date:  September 22, 1997               /s/ Frank R. Jarc
                                        ----------------------------------------
                                        Frank R. Jarc, Executive Vice President
                                        and Chief Financial Officer


Date:  September 22, 1997               /s/ Keith Bjelajac
                                        ----------------------------------------
                                        Keith Bjelajac, Controller (Principal
                                        Accounting Officer)


Date:  September 22, 1997               /s/ Lee A. Ault III
                                        ----------------------------------------
                                        Lee A. Ault III, Director


Date:  September 22, 1997               /s/ Neil R. Austrian
                                        ----------------------------------------
                                        Neil R. Austrian, Director


Date:  September 22, 1997               /s/ Charles P. Durkin, Jr.
                                        ----------------------------------------
                                        Charles P. Durkin, Jr., Director


Date:  September 22, 1997               /s/ Joan D. Manley
                                        ----------------------------------------
                                        Joan D. Manley, Director

                     [LETTERHEAD OF DELOITTE & TOUCHE LLP]


INDEPENDENT AUDITORS' REPORT ON SCHEDULES


Board of Directors and Stockholders
Viking Office Products, Inc.
Los Angeles, California


We have audited the consolidated financial statements of Viking Office Products, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated August 20, 1997, such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Viking Office Products, Inc. and subsidiaries listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP


Los Angeles, California
August 20, 1997

                 VIKING OFFICE PRODUCTS INC. AND SUBSIDIARIES

                SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)


                                Balance at       Provision                              Balance at
                                 beginning         for bad                                     end
     Description                 of period           debts       Net writeoff            of period
--------------------------------------------------------------------------------------------------
Year ended June 30, 1995
 Accounts receivable reserve        $6,035         $10,111            $ 7,457               $8,689
Year ended June 30, 1996
 Accounts receivable reserve         8,689           9,774             11,047                7,416
Year ended June 30, 1997
 Accounts receivable reserve         7,416          12,623             11,462                8,577
