Form 10-Q
period 1997-09-30
VIKING OFFICE PRODUCTS INC
filed 1997-11-14
CIK 859303

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  0-18237

                         VIKING OFFICE PRODUCTS, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

        California                                       95-2082946
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                             950 West 190th Street
                          Torrance, California  90502
                    ---------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)


                                (310) 225-4500
               --------------------------------------------------
              (Registrant's Telephone Number, including area code)


 -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X   NO
      ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     CLASS        OUTSTANDING AT NOVEMBER 10, 1997
     -----        --------------------------------

  Common Stock                   84,313,121

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                ASSETS

                                                       September 30,   June 30,
                                                           1997          1997
                                                       ------------  -----------
Current assets:
     Cash and cash equivalents                             $36,562      $29,856
     Short-term investments                                 16,447       26,021
     Accounts receivable, net                              162,936      150,931
     Merchandise inventories                                97,945       89,279
     Prepaid catalog costs                                  17,192       18,290
     Prepaid expenses and other current assets               7,176        3,986
                                                          --------     --------
          Total current assets                             338,258      318,363
                                                          --------     --------

Property and equipment, net                                135,872      121,800

Other assets:
     Deposits and other assets                               6,478        6,262
     Intangible assets, net                                 27,858       28,083
                                                          --------     --------
          Total other assets                                34,336       34,345
                                                          --------     --------

         Total assets                                     $508,466     $474,508
                                                          ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                $127,087      $94,386
     Sales and value added taxes payable                     7,482       10,388
     Income taxes payable                                    2,276       15,933
                                                          --------     --------
          Total current liabilities                        136,845      120,707
                                                          --------     --------

Deferred income taxes                                        1,163        1,163

Stockholders' equity:
     Common stock                                          113,192      110,845
     Retained earnings                                     269,848      251,842
     Unamortized value of long-term incentive stock gra     (3,820)      (3,917)
     Cumulative foreign currency translation adjustment     (8,762)      (6,132)
                                                          --------     --------
          Total stockholders' equity                       370,458      352,638
                                                          --------     --------

         Total liabilities and stockholders' equity       $508,466     $474,508
                                                          ========     ========

                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
Revenues                                                 $340,274    $290,532

Cost of goods sold, including delivery                    223,449     188,002
                                                         --------    --------

Gross profit                                              116,825     102,530

Selling, general & administrative expenses                 93,407      80,035
                                                         --------    --------

Operating income                                           23,418      22,495

Other income, net of interest expense                       2,675       2,100
                                                         --------    --------

Income before income taxes                                 26,093      24,595

Income taxes                                                8,087       8,363
                                                         --------    --------

Net income                                               $ 18,006    $ 16,232
                                                         ========    ========

Net income per common and common
     equivalent share                                       $0.21       $0.19
                                                         ========    ========

Weighted average number of common
     and common equivalent shares                          87,000      87,500
                                                         ========    ========

                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                           ------------------------
                                                                             1997            1996
                                                                           --------        --------
Cash flows from operating activities:
     Net income                                                             $18,006        $16,232
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                       5,669          4,236
          Provision for doubtful accounts and customer returns                3,460          3,166
          Loss on sale of property and equipment                               (237)           (47)
          Increase in accounts receivable                                   (18,098)       (16,282)
          Increase in merchandise inventories                                (9,956)        (7,289)
          (Increase) decrease in prepaid expenses and other assets           (2,252)         1,060
          Increase in accounts payable and accrued expenses                  35,641         11,222
          (Decrease) increase in other liabilities                          (17,024)        10,177
                                                                           --------        -------
     Net cash provided by operating activities                              $15,209        $22,475

Cash flows from investing activities:
     Capital expenditures                                                   (20,940)       (16,080)
     Decrease (increase) in short-term investments                            9,574         (5,280)
     Proceeds from sale of property and equipment                                13             65
     Issuance of notes receivable and other                                    (176)          (104)
                                                                           --------        -------
          Net cash used in investing activities                             (11,529)       (21,399)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                   2,347          1,879
                                                                           --------        -------
          Net cash provided by financing activities                           2,347          1,879

Effect of exchange rate changes on cash                                         679             45
                                                                           --------        -------
Net increase in cash and cash equivalents                                     6,706          3,000

Cash and cash equivalents, beginning of period                               29,856         11,693
                                                                           --------        -------

Cash and cash equivalents, end of period                                    $36,562        $14,693
                                                                           ========       ========

Supplemental cash flow information:
     Income taxes paid                                                      $25,004         $3,546
                                                                           ========       ========

                          VIKING OFFICE PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  FINANCIAL STATEMENTS

    The consolidated financial statements included herein have been prepared by Viking Office Products, Inc. ("Viking" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 1997.

    The June 30, 1997 Consolidated Balance Sheet was derived from the audited Consolidated Balance Sheet at June 30, 1997, which was incorporated by reference in the Company's annual report on Form 10-K.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". This statement simplifies the computation of earnings per share ("EPS") and makes them comparable with the EPS standards in other countries. Had SFAS No. 128 been effective during the quarters ended September 30, 1997 and 1996, both "Basic Earnings per Share" and "Diluted Earnings per Share" would have been $.21 and $.19, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


  Viking operates ten distribution centers in the United States, two in Australia and eight in Europe. Operations in the foreign countries account for an increasing percentage of the Company's consolidated revenues and expenses, and an increasing amount of Viking's consolidated assets. The asset and liability accounts of Viking's foreign subsidiaries are translated for consolidated financial reporting purposes into United States Dollar amounts at period end exchange rates. Revenue and expense accounts are translated at weighted average exchange rates for the period. For the quarter ended September 30, 1997, foreign currency fluctuations significantly reduced revenue growth as reported in US dollars. Excluding the foreign currency translation effect, consolidated revenues grew at 22.4% versus the reported growth of 17.1%. Foreign currency fluctuations did not materially impact net income for the quarter ended September 30, 1997.

  The following table shows, for the periods indicated, the percentage relationships to revenues of items included in the Condensed Consolidated Statements of Income and the percentage changes in the dollar amounts of such items from period to period.

                                                                                        Percentage
                                                       Three Months Ended                Increase
                                                         September 30,                  (Decrease)
                                                      --------------------             -------------
                                                       1997         1996               1997 vs. 1996
                                                      ------       -------             -------------
Revenues                                              100.0%       100.0%                  17.1%

Cost of goods sold, including delivery                 65.7%        64.7%                  18.9%
                                                      ------       ------
Gross Profit                                           34.3%        35.3%                  13.9%

Selling, general & administrative expenses             27.4%        27.5%                  16.7%
                                                      ------       ------

Operating income                                        6.9%         7.8%                   4.1%

Other income                                            0.8%         0.7%                  27.4%
                                                      ------       ------

Income before income taxes                              7.7%         8.5%                   6.1%

Income taxes                                            2.4%         2.9%                  (3.3%)
                                                      ------       ------

Net income                                              5.3%         5.6%                  10.9%
                                                      ======       ======

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED
------------------------------------------------------------------------
SEPTEMBER 30, 1996.
-------------------

  Revenues for the three months ended September 30, 1997 were $340.3 million, an increase of $49.8 million, or 17.1%, over the comparable period of the prior year. International revenues, which include Europe and Australia, were $215.6 million, an increase of 19.0% over the prior year. This growth was negatively impacted by the stronger translated dollar. International operations accounted for more than 63% of the first quarter revenues. United States revenues were $124.7 million, an increase of 14.1% versus the same period last year. This growth rate was negatively impacted by lower selling prices of paper products versus last year, as well as the August 1997 UPS strike.

     Gross profit for the three months ended September 30, 1997 increased by $14.3 million, or 13.9% over last year. As a percentage of revenues, gross profit decreased from 35.3% in the three months ended September 30, 1996 to 34.3% in the current quarter. The decrease in gross profit is primarily attributable to lower margins on paper products.

     Selling, general and administrative expenses for the three months ended September 30, 1997 increased by $13.4 million, or 16.7% over the comparable period of the prior year. As a percentage of revenues, these expenses decreased from 27.5% in the three months ended September 30, 1996 to 27.4% in the current quarter. During this year's quarter, Viking incurred startup costs and early operating expenses for a new distribution center in Manchester, UK (which opened in August 1997), as well as startup and early operating expenses for Italy and Austria. Additionally, Viking incurred expenses to relocate its US corporate offices into a new location during September 1997. In last year's quarter, Viking incurred high operating expenses in Germany due to its fast growth, as well as startup and early operating expenses for two new distribution centers in Europe and one in the United States.

  Income taxes for the three months ended September 30, 1997 decreased by $276,000. Higher pretax earnings were offset by a decrease in the effective tax rate from 34.0% for the three months ended September 30, 1996 to 31.0% for the current period. This decrease was primarily attributable to a statutory rate reduction in the UK as well as the implementation of tax strategies in certain European countries.

  Consolidated net income for the quarter ended September 30, 1997 was $18.0 million, an increase of 10.9% over the prior year quarter. Consolidated earnings per share were $.21 compared to $.19 last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Viking's primary source of liquidity has been cash flow from operations. Viking believes that its existing cash and short-term investments, funds generated from operations and available credit under its revolving credit facility will be sufficient to finance its working capital requirements for the foreseeable future. At September 30, 1997, the Company had working capital of $201.4 million compared to $197.7 million at June 30, 1997. The improved working capital position primarily reflects increased net income, net of investing activities. Cash provided by operating and financing activities that exceeded current working capital and capital expenditures requirements was invested in short-term marketable securities.

     Capital expenditures were $20.9 million for first three months of fiscal 1998 as Viking continued to invest in domestic and international operations. During this quarter, Viking opened a third UK distribution center at Manchester and completed Viking's new worldwide headquarters building in Torrance, California. In early calendar 1998, the Company plans to begin operations in Italy. Capital expenditures related to expansion have been funded by cash from operations. In fiscal 1998, capital expenditures are expected to be between $60 million and $70 million.

     Viking has a revolving credit agreement which provides for an unsecured revolving credit facility up to $60 million through June 2001. Advances under this credit facility bear interest at the bank's base rate or, at the option of Viking, the LIBOR rate plus a percentage spread based upon certain defined ratios. In addition, Viking is required to pay a commitment fee of 1/8% on the total amount of the revolving credit facility. The availability of the line of credit is subject to Viking's maintenance of certain financial ratios. At September 30, 1997, no amounts were outstanding under this credit facility and the entire $60 million was available for borrowing.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS REPORT:

      27     Financial Data Schedule

(b)   REPORTS ON FORM 8-K.


  There were no reports filed on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VIKING OFFICE PRODUCTS, INC.



DATE:  November 13, 1997                BY: /s/ Frank R. Jarc
                                           -------------------------
                                           Executive Vice President,
                                           Chief Financial Officer


                                        BY: /s/ Keith Bjelajac
                                           -------------------------
                                           Corporate Controller