Form 10-Q
period 1997-12-31
VIKING OFFICE PRODUCTS INC
filed 1998-02-09
CIK 859303

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  0-18237

                             VIKING OFFICE PRODUCTS, INC.
     --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                      95-2082946
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                               950 West 190th Street
                            Torrance, California  90502
     --------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)


                                (310) 225-4500
     --------------------------------------------------------------------
             (Registrant's Telephone Number, including area code)


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

                                           YES       X             NO
                                                  -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                 OUTSTANDING AT FEBRUARY 6, 1998
                -----                 -------------------------------
              Common Stock                        84,853,829

PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           --------------------

              VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                (Unaudited)

                           ASSETS

                                                             December 31,    June 30,
                                                                1997           1997
                                                           --------------  ------------
Current assets:
     Cash and cash equivalents                                 $25,244       $29,856
     Short-term investments                                     32,864        26,021
     Accounts receivable, net                                  157,844       150,931
     Merchandise inventories                                   123,513        89,279
     Prepaid catalog costs                                      17,733        18,290
     Prepaid expenses and other current assets                   3,294         3,986
                                                              --------      --------
          Total current assets                                 360,492       318,363
                                                              --------      --------
Property and equipment, net                                    146,013       121,800

Other assets:
     Deposits and other assets                                   5,592         6,262
     Intangible assets, net                                     27,633        28,083
                                                              --------      --------
          Total other assets                                    33,225        34,345
                                                              --------      --------
          Total assets                                        $539,730      $474,508
                                                              ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                    $132,049       $94,386
     Sales and value added taxes payable                         7,316        10,388
     Income taxes payable                                       10,469        15,933
                                                              --------      --------
          Total current liabilities                            149,834       120,707
                                                              --------      --------
Deferred income taxes                                            1,163         1,163

Stockholders' equity:
     Common stock                                              116,005       110,845
     Retained earnings                                         289,724       251,842
     Unamortized value of long-term incentive stock grant       (3,210)       (3,917)
     Cumulative foreign currency translation adjustment        (13,786)       (6,132)
                                                              --------      --------
          Total stockholders' equity                           388,733       352,638
                                                              --------      --------
          Total liabilities and stockholders' equity          $539,730      $474,508
                                                              ========      ========


                  VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share amounts)
                                   (Unaudited)

                                              Three Months Ended      Six Months Ended
                                                   December 31,          December 31,
                                             --------------------    --------------------
                                                 1997       1996        1997       1996
                                             ---------   --------    ---------   --------
Revenues                                      $363,268    $316,494    $703,542    $607,026

Cost of goods sold, including delivery         237,975     205,874     461,424     393,876
                                              --------    --------    --------    --------
Gross profit                                   125,293     110,620     242,118     213,150

Selling, general & administrative expenses      99,777      87,983     193,184     168,018
                                              --------    --------    --------    --------
Operating income                                25,516      22,637      48,934      45,132

Other income, net of interest expense            3,291       2,502       5,966       4,602
                                              --------    --------    --------    --------
Income before income taxes                      28,807      25,139      54,900      49,734

Income taxes                                     8,931       8,554      17,018      16,917
                                              --------    --------    --------    --------
Net income                                     $19,876     $16,585     $37,882     $32,817
                                               =======     =======     =======     =======
Earnings per share:
          Basic                                  $0.24       $0.20       $0.45       $0.39
                                               =======     =======     =======     =======
          Diluted                                $0.23       $0.19       $0.44       $0.38
                                               =======     =======     =======     =======
Weighted average shares outstanding:
          Basic                                 84,410      83,550      84,170      83,410
                                               =======     =======     =======     =======
          Diluted                               87,000      87,500      87,000      87,500
                                               =======     =======     =======     =======

             VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                              (Unaudited)

                                                                   Six Months Ended
                                                                     December 31,
                                                                 --------------------
                                                                     1997     1996
                                                                 --------------------
Cash flows from operating activities:
     Net income                                                    $37,882      $32,817
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                             11,876        9,137
          Provision for doubtful accounts and customer returns       6,824        6,124
          Gain on sale of property and equipment                      (248)         (46)
          Increase in accounts receivable                          (17,293)     (16,889)
          Increase in merchandise inventories                      (36,477)     (18,683)
          Decrease in prepaid expenses and other assets                878        1,551
          Increase in accounts payable and accrued expenses         40,445       14,321
          (Decrease) increase in other liabilities                  (8,234)       3,315
                                                                   --------------------
     Net cash provided by operating activities                      35,653       31,647

Cash flows from investing activities:
     Capital expenditures                                          (38,043)     (25,636)
     Increase in short-term investments                             (6,803)      (4,790)
     Proceeds from sale of property and equipment                       47          183
     Repayment (issuance) of notes receivable and other                713         (637)
                                                                   --------------------
          Net cash used in investing activities                    (44,086)     (30,880)

Cash flows from financing activities:
     Proceeds from issuance of common stock                          5,160        4,429
                                                                   --------------------
          Net cash provided by financing activities                  5,160        4,429

Effect of exchange rate changes on cash                             (1,339)        (461)
                                                                   --------------------
Net (decrease) increase in cash and cash equivalents                (4,612)       4,735

Cash and cash equivalents, beginning of period                      29,856       11,693
                                                                   --------------------
Cash and cash equivalents, end of period                           $25,244      $16,428
                                                                   ====================
Supplemental cash flow information:
     Income taxes paid                                             $22,267      $14,068
                                                                   ====================
     Interest paid                                                      $7          $52
                                                                   ====================

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

    At December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS based upon weighted average number of common shares for the period. It also requires dual presentation of basic and diluted EPS for companies with "complex capital structures", as defined. EPS for the current and prior periods has been presented in conformity with the provisions of SFAS 128. The following table shows the calculation of Basic EPS and Diluted EPS for the income statement periods presented herein.


                   (In thousands, except per share amounts)

                                                Three Months Ended          Six Months Ended
                                                   December 31,               December 31,
                                              ----------------------      ---------------------
                                                1997          1996          1997          1996
                                              ----------    --------      ---------    ---------
Net Income                                     $19,876      $16,585        $37,882      $32,817

Earnings per Share:
     Basic                                       $.24          $.20          $.45          $.39
                                              =========     =========     ==========   =========
     Diluted                                     $.23          $.19          $.44          $.38
                                              =========     =========     ==========   =========
Weighted Average Shares:
     Common Shares Outstanding                  84,410       83,550         84,170       83,410
     Assumed Exercise of Stock Options           2,590        3,950          2,830        4,090
                                              ---------    ----------     ----------   ---------
     Diluted Shares Outstanding                 87,000       87,500         87,000       87,500
                                              =========     =========     ==========   =========

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 -------------------------------------------------
                 CONDITION AND RESULTS OF OPERATIONS
                 -----------------------------------


  Viking operates ten distribution centers in the United States, two in Australia and nine in Europe. Operations in the foreign countries account for an increasing percentage of the Company's consolidated revenues and expenses, and an increasing amount of Viking's consolidated assets. The asset and liability accounts of Viking's foreign subsidiaries are translated for consolidated financial reporting purposes into United States Dollar amounts at period end exchange rates. Revenue and expense accounts are translated at weighted average exchange rates for the period. For the quarter ended December 31, 1997, foreign currency fluctuations negatively impacted revenue growth and net income as reported in US dollars. In local currencies, excluding the foreign currency translation effect, consolidated revenues grew at 20.2% versus the reported growth of 14.8%, and net income would have been approximately 3% higher than reported.

  The following table shows, for the periods indicated, the percentage relationships to revenues of items included in the Consolidated Statements of Income and the percentage changes in the dollar amounts of such items from period to period.

                           VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                          (As a Percentage of Revenue)

                                                                                                 Percentage
                                              Three Months Ended     Six Months Ended        Increase (Decrease)
                                                 December 31,          December 31,         3 Months     6 Months
                                              ------------------   ------------------  -----------------------------
                                               1997       1996      1997      1996      1997 vs. 1996  1997 vs. 1996
                                              --------   -------   -------    ------   --------------  -------------
Revenues                                        100.0%    100.0%    100.0%    100.0%            14.8%          15.9%

Cost of goods sold, including delivery           65.5%     65.0%     65.6%     64.9%            15.6%          17.1%
                                              --------   -------   -------    ------

Gross profit                                     34.5%     35.0%     34.4%     35.1%            13.3%          13.6%

Selling, general & administrative expenses       27.5%     27.8%     27.5%     27.7%            13.4%          15.0%
                                              --------   -------   -------    ------

Operating income                                  7.0%      7.2%      6.9%      7.4%            12.7%           8.4%

Other income, net of interest expense             0.9%      0.8%      0.9%      0.8%            31.5%          29.6%
                                              --------   -------   -------    ------

Income before income taxes                        7.9%      8.0%      7.8%      8.2%            14.6%          10.4%

Income taxes                                      2.4%      2.7%      2.4%      2.8%             4.4%           0.6%
                                              --------   -------   -------    ------

Net income                                        5.5%      5.3%      5.4%      5.4%            19.8%          15.4%
                                              --------   -------   -------    ------


THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER
--------------------------------------------------------------------------------
31, 1996
--------

     Consolidated revenues for the second quarter ended December 31, 1997 were $363.3 million. In U.S. dollars, revenues increased 15% over last year's second quarter; in local currencies, without exchange rate effects, worldwide revenues grew over 20%. International revenues, which include Europe and Australia, were $236.0 million, an increase over last year's second quarter of 26% in their local currencies and 17% in U.S. dollars. Most European countries had one additional billing day in this year's quarter. Second quarter revenues in the United States grew 11% to $127.3 million with an equal number of billing days. Factors impacting this year's second quarter included the final effects of the August 1997 UPS strike in the United States, the stronger translated dollar and the November 1997 truckers strike in France.

          Gross profit for the three months ended December 31, 1997 increased by $14.7 million, or 13.3% over last year. As a percentage of revenues, gross profit decreased from 35.0% in the three months ended December 31, 1996 to 34.5% in the current quarter. The decrease in gross profit is primarily attributable to lower margins on paper products.

          Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 1997 increased by $11.8 million, or 13.4% over the comparable period of the prior year. As a percentage of revenues, these expenses decreased from 27.8% in the three months ended December 31, 1996 to 27.5% in the current quarter. During this year's second quarter, Viking incurred startup costs and early operating expenses for Italy and for new facilities in Linz, Austria and Wichita, Kansas. SG&A as a percentage of sales also improved as a result of higher revenues in Germany which resulted in greater coverage of Germany's fixed costs. In last year's second quarter, Viking incurred higher expenses in Germany which resulted from opening a second distribution center in Munich.

    Income taxes for the three months ended December 31, 1997 increased by $377,000 over the same period of the prior year. The effective tax rate decreased from 34.0% for the three months ended December 31, 1996 to 31.0% for the current period. This decrease was primarily attributable to a statutory rate reduction in the UK as well as the implementation of tax strategies in certain European countries.

    Consolidated net income for the quarter ended December 31, 1997 was $19.9 million, an increase of 19.8% over the prior year's second quarter. Basic net income per share was $.24 compared to $.20 last year, and diluted net income per share was $.23 compared to $.19 last year.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
1996
----

    Consolidated revenues for the six months ended December 31, 1997 were $703.5 million. In U.S. dollars, revenues increased 16% over the same six month period last year; in local currencies, without exchange rate effects, worldwide revenues grew over 21%. International revenues for the six months ended December 31, 1997 were $451.6 million, an increase of 27% in local currencies and 18% in U.S. dollars over the same period last year. Revenues in the U.S. for this six month period grew 12% to $252.0 million. Factors impacting this year's second quarter included lower selling prices of paper products versus last year, the August 1997 UPS strike in the United States, the stronger translated dollar and the November 1997 truckers strike in France.

          Gross profit for the six months ended December 31, 1997 increased by $29.0 million, or 13.6% over last year. As a percentage of revenues, gross profit decreased from 35.1% in the six months ended December 31, 1996 to 34.4% in the six months ended December 31, 1997. The decrease in gross profit is primarily attributable to lower margins on paper products.

          Selling, general and administrative expenses for the six months ended December 31, 1997 increased by $25.2 million, or 15.0% over the comparable period of the prior year. As a percentage of revenues, these expenses decreased from 27.7% in the six months ended December 31, 1996 to 27.5% in the six months ended December 31, 1997. This decrease is primarily due to higher revenues in Germany which resulted in greater coverage of Germany's fixed costs.

    Income taxes for the six months ended December 31, 1997 increased by $101,000. The effective tax rate decreased from 34.0% for the six months ended December 31, 1996 to 31.0% for the current period. This decrease was primarily attributable to a statutory rate reduction in the UK as well as the implementation of tax strategies in certain European countries.

    Consolidated net income for the six months ended December 31, 1997 was $37.9 million, an increase of 15.4% over the prior year. Basic net income per share was $.45 compared to $.39 last year, and diluted net income per share was $.44 compared to $.38 last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Viking's primary source of liquidity has been cash flow from operations. Viking believes that its existing cash and short-term investments, funds generated from operations and available credit under its revolving credit facility will be sufficient to finance its anticipated working capital requirements. At December 31, 1997, the Company had working capital of $210.7 million compared to $197.7 million at June 30, 1997. The improved working capital position primarily reflects increased net income, net of investing activities. Cash provided by operating and financing activities that exceeded current working capital and capital expenditures requirements was invested in short-term marketable securities.

     Capital expenditures were $38.0 million for first six months of fiscal 1998 as Viking continued to invest in domestic and international operations. During the quarter ended December 31, 1997, Viking incurred startup expenditures for Italy, costs for construction of a new facility in Australia and final completion costs for Viking's new worldwide headquarters building in Torrance, California. Capital expenditures related to expansion have been funded by cash from operations. In fiscal 1998, capital expenditures are expected to be between $65 million and $75 million.

     Viking has a revolving credit agreement which provides for an unsecured revolving credit facility up to $60 million through June 2001. Advances under this credit facility bear interest at the bank's base rate or, at the option of Viking, the LIBOR rate plus a percentage spread based upon certain defined ratios. In addition, Viking is required to pay a commitment fee of 1/8% on the total amount of the revolving credit facility. The availability of the line of credit is subject to Viking's maintenance of certain financial ratios. At December 31, 1997, no amounts were outstanding under this credit facility, Viking was in compliance with all of the terms of the credit facility, and the entire $60 million was available for borrowing.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders for Viking Office Products, Inc. was held on November 13, 1997. At the meeting, the shareholders elected a Board of Directors pursuant to management's nomination in the proxy statement dated October 3, 1997.

          At the meeting, the shareholders also voted to adopt the 1997 Incentive Stock Option Plan and to ratify the selection of Deloitte and Touche LLP as independent auditors.

           The vote on the proposal to adopt the 1997 Incentive Stock Option Plan was as follows:



       VOTES FOR                    AGAINST                  ABSTENTIONS
       ---------                    -------                  ------------

       41,067,542                  25,417,024                   151,357

          The vote on the proposal to ratify the selection of auditors was as follows:


       VOTES FOR                    AGAINST                  ABSTENTIONS
       ---------                    -------                  -----------

       74,936,091                    27,411                      38,679




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     10.36 Lease, dated August 22, 1997, between Ablah Enterprises, Inc. and the registrant

     10.37 Form of letter agreement, dated November 13, 1997, regarding amendment to change in control agreement, dated May 12, 1997, between the registrant and each of Irwin Helford and M. Bruce Nelson

        27   Financial Data Schedule

(b)  Reports on Form 8-K.


     There were no reports filed on Form 8-K during the three months ended December 31, 1997.

SIGNATURE
---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 VIKING OFFICE PRODUCTS, INC.




DATE:  February 6, 1998          BY: /s/ Frank R. Jarc
                                     -------------------
                                     Executive Vice President,
                                     Chief Financial Officer


                                 By: /s/ Keith Bjelajac
                                     ---------------------
                                     Corporate Controller