Form 10-Q
period 1998-03-31
VIKING OFFICE PRODUCTS INC
filed 1998-05-13
CIK 859303

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  0-18237

                         VIKING OFFICE PRODUCTS, INC.
               -------------------------------------------------
            (Exact name of registrant as specified in its charter)

         California                                         95-2082946
-------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                             950 West 190th Street
                          Torrance, California  90502
                   ----------------------------------------
                   (Address of Principal Executive Offices)
                                  (Zip Code)


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

YES  X    NO
    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                             OUTSTANDING AT MAY 7, 1998
                -----                             --------------------------

             Common Stock                                 85,073,091

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                     ASSETS

                                                           March 31,      June 30,
                                                              1998          1997
                                                          ------------  ------------
Current assets:
     Cash and cash equivalents                                $41,109       $29,856
     Short-term investments                                    48,674        26,021
     Accounts receivable, net                                 178,821       150,931
     Merchandise inventories                                  110,559        89,279
     Prepaid catalog costs                                     16,034        18,290
     Prepaid expenses and other current assets                  4,923         3,986
                                                          ------------  ------------
          Total current assets                                400,120       318,363
                                                          ------------  ------------

Property and equipment, net                                   149,284       121,800

Other assets:
     Deposits and other assets                                  6,629         6,262
     Intangible assets, net                                    27,407        28,083
                                                          ------------  ------------
          Total other assets                                   34,036        34,345
                                                          ------------  ------------

          Total assets                                       $583,440      $474,508
                                                           ===========   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                   $140,201       $94,386
     Sales and value added taxes payable                        7,743        10,388
     Income taxes payable                                      20,327        15,933
                                                          ------------  ------------
          Total current liabilities                           168,271       120,707
                                                          ------------  ------------

Deferred income taxes                                           1,163         1,163

Stockholders' equity:
     Common stock                                             118,063       110,845
     Retained earnings                                        314,995       251,842
     Unamortized value of long-term incentive stock grant      (3,126)       (3,917)
     Cumulative foreign currency translation adjustment       (15,926)       (6,132)
                                                          ------------  ------------
          Total stockholders' equity                          414,006       352,638
                                                          ------------  ------------

          Total liabilities and stockholders' equity         $583,440      $474,508
                                                           ===========   ===========

                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                                  March 31,                 March 31,
                                                          ------------ ------------ ------------- ------------
                                                              1998         1997         1998          1997
                                                          ------------ ------------ ------------- ------------
Revenues                                                     $417,581     $353,083    $1,121,123     $960,109

Cost of goods sold, including delivery                        275,924      231,890       737,348      625,766
                                                          ------------ ------------ ------------- ------------

Gross profit                                                  141,657      121,193       383,775      334,343

Selling, general & administrative expenses                    109,109       93,825       302,293      261,843
                                                          ------------ ------------ ------------- ------------

Operating income                                               32,548       27,368        81,482       72,500

Other income, net of interest expense                           3,546        2,264         9,512        6,866
                                                          ------------ ------------ ------------- ------------

Income before income taxes                                     36,094       29,632        90,994       79,366

Provision for income taxes                                     10,823        8,884        27,841       25,801
                                                          ------------ ------------ ------------- ------------

Net income                                                    $25,271      $20,748       $63,153      $53,565
                                                           ===========  ===========  ============  ===========

Earnings per share:
   Basic                                                        $0.30        $0.25         $0.75        $0.64
                                                           ===========  ===========  ============  ===========
   Diluted                                                      $0.29        $0.24         $0.73        $0.62
                                                           ===========  ===========  ============  ===========

Weighted average shares outstanding:
   Basic                                                        84,850       83,800        84,400       83,535
                                                           ===========  ===========  ============  ===========
   Diluted                                                      87,100       87,000        87,000       87,050
                                                           ===========  ===========  ============  ===========

                 VIKING OFFICE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                     March 31,
                                                                              --------------------
                                                                                 1998      1997
                                                                              --------------------
Cash flows from operating activities:
     Net income                                                                 $63,153   $53,565
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                          18,050    14,074
          Provision for doubtful accounts and customer returns                   11,172     9,343
          (Gain) Loss on sale of property and equipment                            (215)       94
          Increase in accounts receivable                                       (43,392)  (40,413)
          Increase in merchandise inventories                                   (23,614)  (21,362)
          Decrease in prepaid expenses and other current assets                     724     4,936
          Increase in accounts payable and accrued expenses                      47,740    34,171
          Increase in other liabilities                                           2,349    11,414
                                                                              --------------------
     Net cash provided by operating activities                                   75,967    65,822

Cash flows from investing activities:
     Capital expenditures                                                       (47,332)  (34,754)
     Short-term investments                                                     (22,185)    3,556
     Proceeds from sale of property and equipment                                   147       209
     Issuance of notes receivable and other                                        (351)     (581)
                                                                              --------------------
          Net cash used in investing activities                                 (69,721)  (31,570)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                       7,218     5,745
                                                                              --------------------
          Net cash provided by financing activities                               7,218     5,745

Effect of exchange rate changes on cash                                          (2,211)   (5,191)
                                                                              --------------------
Net increase in cash and cash equivalents                                        11,253    34,806

Cash and cash equivalents, beginning of period                                   29,856    11,693
                                                                              --------------------

Cash and cash equivalents, end of period                                        $41,109   $46,499
                                                                               ========= =========

Supplemental cash flow information:
     Income taxes paid                                                          $23,456   $18,665
                                                                               ========= =========
     Interest paid                                                                  $30       $93
                                                                               ========= =========

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

    At December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS based upon weighted average number of common shares for the period. It also requires dual presentation of basic and diluted EPS for companies with "complex capital structures", as defined. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method".

    EPS for the current and prior periods has been presented in conformity with the provisions of SFAS 128. Net income, as presented in the Consolidated Statements of Income, is used as the numerator for the computations of both basic and diluted EPS. The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the income statement periods presented herein.

(In thousands)
                                     Three Months Ended   Nine Months Ended
                                          March 31,            March 31,
                                     --------------------- --------------------
                                        1998      1997       1998      1997
                                     ---------- ---------- --------- ----------
Weighted average shares outstanding:
   Basic                                84,850    83,800     84,400    83,535
   Assumed exercise of stock options     2,250     3,200      2,600     3,515
                                     ---------- ---------- --------- ----------
   Diluted                              87,100    87,000     87,000    87,050
                                      ========= ========== ========= ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     Viking Office Products, Inc. ("Viking" or the "Company") operates ten distribution centers in the United States, two in Australia and nine in Europe. Operations in the foreign countries account for an increasing percentage of the Company's consolidated revenues and expenses, and an increasing amount of Viking's consolidated assets. The asset and liability accounts of Viking's foreign subsidiaries are translated for consolidated financial reporting purposes into United States Dollar amounts at period end exchange rates. Revenue and expense accounts are translated at weighted average exchange rates for the period. For the quarter ended March 31, 1998, foreign currency fluctuations negatively impacted revenue growth and net income as reported in US dollars. In local currencies, excluding the foreign currency translation effect, consolidated revenues grew at 22% versus the reported growth of 18%, and net income would have been approximately 3% higher than reported.

     The following table shows, for the periods indicated, the percentage relationships to revenues of items included in the Consolidated Statements of Income and the percentage changes in the dollar amounts of such items from period to period.

                                                                          Percentage
                             Three Months Ended  Nine Months Ended    Increase (Decrease)
                                                                  ---------------------------
                                 March 31,           March 31,       3 Months      9 Months
                               --------------     --------------  -------------  -------------
                               1998    1997        1998    1997   1998 vs. 1997  1998 vs. 1997
                               ------  ------     ------  ------  -------------  -------------
Revenues                       100.0%  100.0%     100.0%  100.0%      18.3%          16.8%

Cost of goods sold,
including delivery              66.1%   65.7%      65.8%   65.2%      19.0%          17.8%
                               ------  ------     ------  ------
Gross profit                    33.9%   34.3%      34.2%   34.8%      16.9%          14.8%

Selling, general &
administrative expenses         26.1%   26.6%      27.0%   27.3%      16.3%          15.4%
                               ------  ------     ------  ------
Operating income                 7.8%    7.7%       7.2%    7.5%      18.9%          12.4%

Other income, net of
interest expense                 0.9%    0.7%       0.9%    0.7%      56.6%          38.5%
                               ------  ------     ------  ------
Income before income
taxes                            8.7%    8.4%       8.1%    8.2%      21.8%          14.7%

Income taxes                     2.6%    2.5%       2.5%    2.6%      21.8%           7.9%
                               ------  ------     ------  ------
Net income                       6.1%    5.9%       5.6%    5.6%      21.8%          17.9%
                               ======  ======     ======  ======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS
--------------------------------------------------------------
ENDED MARCH 31, 1997
--------------------

     Consolidated revenues for the third quarter ended March 31, 1998 were $417.6 million. In U.S. dollars, revenues increased 18% over last year's third quarter; in local currencies, without exchange rate effects, worldwide revenues grew over 22%. International revenues, which include Europe and Australia, were $275.5 million, an increase over last year's third quarter of 30% in local currencies and 23% in U.S. dollars. In January 1998, the Company began operations in Italy. Most European countries had one or two additional billing days in this year's quarter. Third quarter revenues in the United States grew 10% to $142.1 million with an equal number of billing days.

     Gross profit for the three months ended March 31, 1998 increased by $20.5 million, or 16.9% over last year. As a percentage of revenues, gross profit decreased from 34.3% in the three months ended March 31, 1997 to 33.9% in the current quarter. The decrease in gross profit is primarily attributable to lower margins on paper products, and lower margins in Italy during the startup period.

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1998 increased by $15.3 million, or 16.3% over the comparable period of the prior year. As a percentage of revenues, these expenses decreased from 26.6% in the three months ended March 31, 1997 to 26.1% in the current quarter. The improvement in SG&A expenses as a percentage of revenues is due to general improvements in cost controls and better absorption of fixed costs in Germany, Holland and Austria due to a higher revenue base.

     Income taxes for the three months ended March 31, 1998 increased by $1.9 million over the same period of the prior year. The effective tax rate remained unchanged at 30.0%.

     Consolidated net income for the quarter ended March 31, 1998 was $25.3 million, an increase of 21.8% over the prior year's third quarter. Basic net income per share was $.30 compared to $.25 last year, and diluted net income per share was $.29 compared to $.24 last year.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE NINE MONTHS
------------------------------------------------------------
ENDED MARCH 31,1997
-------------------

     Consolidated revenues for the nine months ended March 31, 1998 were $1.1 billion. In U.S. dollars, revenues increased 17% over the same nine month period last year; in local currencies, without exchange rate effects, worldwide revenues grew over 21%. International revenues for the nine months ended March 31, 1998 were $727.0 million, an increase of 28% in local currencies and 20% in U.S. dollars over the same period last year. Revenues in the U.S. for this nine month period grew 11% to $394.1 million.

     Gross profit for the nine months ended March 31, 1998 increased by $49.4 million, or 14.8% over last year. As a percentage of revenues, gross profit decreased from 34.8% in the nine months ended March 31, 1997 to 34.2% in the nine months ended March 31, 1998. The decrease in gross profit is primarily attributable to lower margins on paper products.

     SG&A expenses for the nine months ended March 31, 1998 increased by $40.4 million, or 15.4% over the comparable period of the prior year. As a percentage of revenues, these expenses decreased from 27.3% in the nine months ended March 31, 1997 to 27.0% in the nine months ended March 31, 1998. The improvement in SG&A expenses as a percentage of revenues is due to general improvements in cost controls and better absorption of fixed costs in Germany, Holland and Austria due to a higher revenue base.

     Income taxes for the nine months ended March 31, 1998 increased by $2.0 million. The effective tax rate decreased from 32.5% for the nine months ended March 31, 1997 to 30.6% for the current period. This decrease was primarily attributable to a statutory rate reduction in the United Kingdom as well as the implementation of tax strategies in certain European countries.

    Consolidated net income for the nine months ended March 31, 1998 was $63.2 million, an increase of 17.9% over the prior year. Basic net income per share was $.75 compared to $.64 last year, and diluted net income per share was $.73 compared to $.62 last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Viking's primary source of liquidity has been cash flow from operations. Viking believes that its existing cash and short-term investments, funds generated from operations and available credit under its revolving credit facility will be sufficient to finance its anticipated working capital requirements. At March 31, 1998, the Company had working capital of $231.8 million compared to $197.7 million at June 30,

1997. The improved working capital position primarily reflects increased net income, net of investing activities. Cash provided by operating and financing activities that exceeded current working capital and capital expenditures requirements was invested in short-term marketable securities.

     Capital expenditures were $47.3 million for first nine months of fiscal 1998 as Viking continued to invest in domestic and international operations. During the quarter ended March 31, 1998, Viking incurred startup expenditures for Italy and completion costs for Viking's new facilities in the United States. Capital expenditures related to expansion have been funded by cash from operations. In fiscal 1998, capital expenditures are expected to be approximately $60 million.

     Viking has a revolving credit agreement which provides for an unsecured revolving credit facility up to $60 million through June 2001. Advances under this credit facility bear interest at the bank's base rate or, at the option of Viking, the LIBOR rate plus a percentage spread based upon certain defined ratios. In addition, Viking is required to pay a commitment fee of 1/8% on the total amount of the revolving credit facility. The availability of the line of credit is subject to Viking's maintenance of certain financial ratios. At March 31, 1998, no amounts were outstanding under this credit facility, Viking was in compliance with all of the terms of the credit facility, and the entire $60 million was available for borrowing.

YEAR 2000
---------

     Viking recognizes that the arrival of the year 2000 poses a unique worldwide challenge to the ability of all computer systems to recognize the date change from December 31, 1999 to January 1, 2000.

     In 1996, the Company initiated a conversion from existing enterprise software to programs that are year 2000 compliant. In addition, the Company is reviewing all significant existing applications that will require modification to ensure year 2000 compliance. Internal and external resources are being used to make and test required modifications. Management believes that the year 2000 issue will not pose significant operational issues for its computer systems.

     The Company is in the process of initiating formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to third party failure to remediate year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company relies will be converted on time, or that a failure to convert by another company would not have a material adverse effect on the Company. The total cost of modifications is estimated to be approximately $3 to $4 million. All costs associated with the conversion are being expensed as incurred.

     The total costs and the date upon which the Company plans to complete the year 2000 modifications and testing processes are based on management's best estimates derived from numerous assumptions of future events including the availability of internal and external resources and other factors.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     10.38   Lease Reservation Agreement, dated January 28, 1998, between
             Suzuyo & Co., Ltd. a   Japanese corporation and the registrant.
     27      Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

         There were no reports filed on Form 8-K during the three months ended March 31, 1998.

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         VIKING OFFICE PRODUCTS, INC.




DATE:  May 11, 1998                   BY:   /s/ Frank R. Jarc
                                         --------------------------
                                         Frank R. Jarc
                                         Executive Vice President,
                                         Chief Financial Officer


                                      BY:   /s/ Keith Bjelajac
                                         --------------------------
                                         Keith Bjelajac
                                         Corporate Controller